Form 10-Q
period 1996-07-20
JITNEY JUNGLE STORES INC
filed 1996-08-30
CIK 1005408

FORM 10-Q

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                Quarterly Report Under Section 13 or 15 (d) of
                    The Securities and Exchange Act of 1934

QUARTER ENDED July 20, 1996                         COMMISSION FILE NO. 33-80833


                     JITNEY-JUNGLE STORES OF AMERICA, INC.
             (Exact name of registrant as specified in its charter)

STATE OF INCORPORATION                                  I.R.S. EMPLOYER I.D. NO.
Mississippi                                             64-0280539

ADDRESS OF PRINCIPAL EXECUTIVE OFFICE (INCLUDING ZIP CODE)
1770 Ellis Avenue,  Suite 200, Jackson,  MS 39204

REGISTRANT'S  TELEPHONE NUMBER (INCLUDING AREA CODE)
601-965-8600

The number of shares of Registrant's Common Stock, par value one cent ($.01) per share, outstanding at July 20, 1996, was 425,000.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. YES (X) NO

                      JITNEY-JUNGLE STORES OF AMERICA, INC.

                                TABLE OF CONTENTS



PART I - FINANCIAL INFORMATION

ITEM                                                                       PAGE

1.       Financial Statements:

         Condensed Consolidated Balance Sheets
         at July 20, 1996 (Unaudited) and April 27, 1996                   2

         Condensed Consolidated Statements of Earnings
         for the Twelve(12) Week Periods Ended July 20, 1996
         (Unaudited) and July 22, 1995 (Unaudited)                         3

         Condensed Consolidated Statements of Changes in Stockholders' Equity for the Twelve (12) Week Periods Ended
         July 20, 1996 (Unaudited) and July 22, 1995 (Unaudited)           4

         Condensed Consolidated Statements of Cash Flows
         for the Twelve (12) Week Periods Ended
         July 20, 1996 (Unaudited) and July 22, 1995 (Unaudited)           5

         Notes to Condensed Consolidated Financial Statements
         July 20, 1996 (Unaudited) and July 22, 1995 (Unaudited)           6-7

2.       Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                         8-10


PART II - OTHER INFORMATION

1.       Legal Proceedings                                                 11

2.       Change in Securities                                              11

3.       Defaults Upon Senior Securities                                   11

4.       Submission of Matters to a Vote of Securityholders                11

5.       Other Information                                                 11

6.       Exhibits and Reports on Form 8-K                                  12

PART I.  ITEM 1.  FINANCIAL STATEMENTS

JITNEY-JUNGLE STORES OF AMERICA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)                                    July 20,    April 27,
                                                            1996        1996
                                                        (Unaudited)
ASSETS                                                  -----------  ----------
Current assets:
   Cash and cash equivalents                             $   3,033   $   5,676
   Short-term investments                                                  337
   Receivables                                               5,599       4,892
   Inventories at LIFO                                      79,479      77,445
   Prepaid expenses and other                                4,091       6,783
   Deferred income taxes                                       377         376
                                                         ----------  ----------
      Total current assets                                  92,579      95,509
                                                         ----------  ----------
PROPERTY AND EQUIPMENT - net                               172,144     173,787
                                                         ----------  ----------
OTHER ASSETS - net                                           9,288       9,707
                                                         ----------  ----------
   TOTAL ASSETS                                          $ 274,011   $ 279,003
                                                         ==========  ==========
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
   Accounts payable                                      $  49,671   $  44,118
   Accrued expenses                                         23,087      19,055
   Current portion of capitalized leases                     4,260       4,259
                                                         ----------  ----------
      Total current liabilities                             77,018      67,432
                                                         ----------  ----------
Noncurrent liabilities:
   Long-term debt                                          223,233     239,059
   Obligations under capitalized leases                     58,879      59,143
   Deferred income taxes                                     8,126       8,196
                                                         ----------  ----------
      Total noncurrent liabilities                         290,238     306,398
                                                         ----------  ----------
Commitments and contingencies

Redeemable Preferred stock (aggregate liquidation
   preference value of $52,342)                             50,035      49,988
                                                         ----------  ----------
Stockholders' equity (deficit):
   Class C Preferred stock - Series 1                        7,604       7,604
   Common stock ($.01 par value, authorized 5,000,000
      shares, issued and outstanding 425,000 shares)             4           4
   Additional paid-in capital                             (302,296)   (302,326)
   Retained earnings                                       151,408     149,903
                                                         ----------  ----------
      Total stockholders' equity (deficit)                (143,280)   (144,815)
                                                         ----------  ----------
   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)  $ 274,011   $ 279,003
                                                         ==========  ==========

See notes to condensed consolidated financial statements.

JITNEY-JUNGLE STORES OF AMERICA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(Dollars in Thousands Except Per Share Amounts)

                                                          Twelve Weeks Ended
                                                         July 20,    July 22,
                                                           1996        1995
                                                       (Unaudited)  (Unaudited)
                                                       -----------  -----------
NET SALES                                               $ 282,166    $ 280,170
                                                        ----------   ----------
COSTS AND EXPENSES:
   Cost of goods sold                                     214,016      217,228
   Direct store, warehouse and administrative expenses     57,299       57,310
   Interest expense - net                                   8,378        2,405
                                                        ----------   ----------
      Total costs and expenses                            279,693      276,943
                                                        ----------   ----------
   Earnings before taxes on income                          2,473        3,227

TAXES ON INCOME                                               921        1,209
                                                        ----------   ----------
NET EARNINGS                                            $   1,552    $   2,018
                                                        ==========   ==========
EARNINGS (LOSS) PER COMMON AND COMMON
   EQUIVALENT SHARE                                     $   (0.12)   $   99.08
                                                        ==========   ==========


See notes to condensed consolidated financial statements.

JITNEY-JUNGLE STORES OF AMERICA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT) FOR THE TWELVE WEEK PERIODS ENDED JULY 20, 1996
AND JULY 22, 1995 (Unaudited)
(Dollars in thousands)

                             Class C
                         Preferred Stock,
                            Series 1        Common Stock   Additional
                          No. of           No. of            Paid-In   Retained
                          Shares  Amount   Shares  Amount    Capital   Earnings
                          ------  ------  -------  ------  ----------  ---------
BALANCE APRIL 29, 1995                     20,368  $1,061  $   1,807   $137,348

Net earnings                                                              2,018
                                          -------  ------  ----------  ---------
BALANCE JULY 22, 1995                      20,368  $1,061  $   1,807   $139,366
                                          =======  ======  ==========  =========



BALANCE APRIL 27, 1996    76,041  $7,604  425,000  $    4  $(302,326)  $149,903

Net earnings                                                              1,552
Accretion of discount on
 Class A Preferred stock                                                    (47)
Merger costs                                                      30
                          ------  ------  -------  ------  ----------  ---------
BALANCE JULY 20, 1996     76,041  $7,604  425,000  $    4  $(302,296)  $151,408
                          ======  ======  =======  ======  ==========  =========


See notes to condensed consolidated financial statements.

JITNEY-JUNGLE STORES OF AMERICA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
                                                           Twelve Weeks Ended
                                                          July 20,    July 22,
                                                            1996        1995
                                                        (Unaudited)  (Unaudited)
OPERATING ACTIVITIES:                                   -----------  -----------
    Net earnings                                        $   1,552    $   2,018
    Adjustment to reconcile net earnings to net
      cash provided by operating activities:
       Depreciation and amortization                        7,062        6,092
       Gain on disposition of property and other assets       (46)          (2)
       Deferred income tax expense (benefit)                               (11)
       Changes in assets and liabilities (net):
           Notes and accounts receivable                     (707)       1,733
           Store and warehouse inventories                 (2,034)         768
           Prepaid expenses                                 2,692        1,904
           Accounts payable                                 5,553       (2,594)
           Accrued expenses                                 4,057         (893)
                                                        ----------   ----------
             Net cash provided by operating activities     18,129        9,015
                                                        ----------   ----------
INVESTING ACTIVITIES:
    Capital expenditures                                   (6,122)      (3,368)
    Disposal of property and other assets                   1,072           73
    Purchases of short-term investments                                (14,000)
    Maturities of short-term investments                      337        7,300
                                                        ----------   ----------
             Net cash used in investing activities         (4,713)      (9,995)
                                                        ----------   ----------
FINANCING ACTIVITIES:
    Payments on long-term debt - net                      (15,826)      (2,494)
    Merger costs                                               30
    Payments on capitalized lease obligations                (263)        (893)
                                                        ----------   ----------
             Net cash used in financing activities        (16,059)      (3,387)
                                                        ----------   ----------
DECREASE IN CASH AND CASH EQUIVALENTS                      (2,643)      (4,367)

CASH AND CASH EQUIVALENTS - BEGINNING                       5,676       20,159
                                                        ----------   ----------
CASH AND CASH EQUIVALENTS - ENDING                      $   3,033    $  15,792
                                                        ==========   ==========


See notes to condensed consolidated financial statements.

JITNEY-JUNGLE STORES OF AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JULY 20, 1996 AND JULY 22, 1995 (Unaudited)
(Dollars in thousands)


1.   BASIS OF PRESENTATION

     The consolidated financial statements include those of Jitney-Jungle Stores of America, Inc. and its wholly-owned subsidiaries, Southern Jitney Jungle Company, Interstate Jitney-Jungle, Inc., McCarty-Holman Co., Inc. and subsidiary, and Jitney-Jungle Bakery, Inc. All material intercompany profits, transactions and balances have been eliminated.

     These interim financial statements have been prepared on the basis of accounting principles used in the annual financial statements ended April 27, 1996. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (all of which were of a normal recurring nature) necessary for a fair statement of consolidated financial position and results of operations of the Company for the interim periods. The results of operations of the Company for the twelve (12) weeks ended July 20, 1996, are not necessarily indicative of the results which may be expected for the entire year.


2.   MERGER

     On March 5, 1996, JJ Acquisitions Corp. ("JJAC") merged with and into the Company with the Company continuing as the surviving corporation (the "Merger"). JJAC was a wholly-owned subsidiary of Bruckmann, Rosser, Sherrill & Co., L.P. (the "Fund"). Upon consummation of the Merger, the Fund and related investors received 83.82% of the Company's Common Stock and 11.76% was retained by the shareholders at the time of the Merger. The Merger was accounted for as a recapitalization which resulted in a charge to equity of $312,541 to reflect the redemption of Common Stock of the Company outstanding immediately prior to the Merger and related merger costs, including a closing fee of $4,000 paid to the Fund Manager, an affiliate of the Fund's sole General Partner.


3.   ACCOUNTING STANDARD ADOPTED

     In 1995, the Financial Accounting Standards Board issued SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", which is effective for fiscal years beginning after December 15, 1995, and accordingly the Company adopted this Statement after the fiscal year ended April 27, 1996. This Statement requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The adoption of SFAS No. 121 has not had a material effect on the Company's consolidated financial statements.

4.   LONG-TERM DEBT

     Long-term debt consisted of the following:

                                                        July 20,    April 27,
                                                          1996        1996
                                                       ---------    ---------
         Senior notes @ 12%, maturing in 2006 ........ $ 200,000    $ 200,000
         Revolving credit loans ......................    23,233       39,059
                                                       ---------    ---------
         Long-term debt .............................. $ 223,233    $ 239,059
                                                       =========    =========

     The Company has available a Credit Facility of $100,000 (under which letters of credit aggregating $10,481 and borrowings of $23,233 were outstanding at July 20, 1996).


5.   EARNINGS (LOSS) PER COMMON AND COMMON EQUIVALENT SHARE

     Earnings per common and common equivalent share is based on net income after preferred stock dividend requirements and the weighted average number of shares outstanding during each interim period after giving effect to incremental shares attributed to outstanding warrants to purchase common stock. Cumulative dividends not declared or paid on preferred shares amounted to $1,641 for the twelve weeks ended July 20, 1996. The number of shares used in computing the earnings per share was 499,953 for the quarter ended July 20, 1996 and 20,368 for the quarter ended July 22, 1995.


6.   COMMITMENTS AND CONTINGENCIES

     The Company is a party to certain litigation incurred in the normal course of business. In the opinion of management, the ultimate liability, if any, which may result from this litigation will not have a material adverse effect on the Company's financial position or results of operations.

     In May, 1996, the Company sold the operating assets of its bakery subsidiary for $750 and received $5,250 as consideration for entering into a five year supply agreement with the purchaser of such operating assets. The total proceeds were applied against loans outstanding under the Credit Facility and will be reinvested in the construction of the new produce warehouse.

 ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
          (Dollars in thousands)

The following is management's discussion and analysis of significant factors affecting the Company's earnings during the periods included in the accompanying consolidated statements of operations.

A table showing the percentage of net sales represented by certain items in the Company's consolidated statements of operations is as follows:

                                                  Twelve Weeks Ended
                                               July 20,      July 22,
                                                 1996          1995
                                               --------      --------
Net sales ....................................   100.0%        100.0%
Gross profit .................................    24.2          22.5
Direct store, warehouse
   and administrative expenses ...............    20.3          20.4
Operating income .............................     3.9           2.1
Interest expense, net ........................     3.0            .9
Earnings before income taxes .................      .9           1.2
Provision for income taxes ...................      .3            .4
Net income ...................................      .6            .7



A summary of the period to period changes in certain items included in the consolidated statements of operations for the twelve week periods ended July 20, 1996 and July 22, 1995 is as follows:

                                                 Increase (Decrease)
                                                   $              %
                                                ------        ------
Net sales .................................... $ 1,996          .71%
Gross profit .................................   5,208         8.27
Direct store, warehouse and administrative
       and administrative expenses ...........     (11)        (.02)
Operating income .............................   5,219        92.67
Interest expense, net ........................   5,973       248.36
Earnings before income taxes .................    (754)      (23.37)
Provision for income taxes ...................    (288)      (23.82)
Net income ...................................    (466)      (23.09)


RESULTS OF OPERATIONS

NET SALES

Net sales increased $1,996 or .71% in the twelve week period ended July 20, 1996 as compared to the twelve week period ended July 22, 1995. The net sales increase was primarily attributable to the opening of new grocery stores and new gasoline stations. Same store sales decreased approximately .7% for the quarter. The Company's store count at July 20, 1996 was 104 grocery stores and 49 gasoline stations.

GROSS PROFIT

Gross profit as a percentage of net sales was 24.2% for the first quarter of fiscal 1997 as compared to 22.5% for the first quarter of fiscal 1996. The increase in gross profit was due to (1) improved procurement results due to continued enhancements and improved utilization of the Company's information systems, (2) the renegotiation of a supply contract with Fleming Companies, Inc. in January 1996 and (3) the implementation of a more traditional sales program in the first quarter 1997 as compared to the first quarter 1996. In addition, the current year LIFO provision was a credit of $100 at July 20, 1996, compared to a charge of $300 at July 22, 1995.


DIRECT STORE, WAREHOUSE AND ADMINISTRATIVE EXPENSES

Direct store, warehouse and administrative expenses were $57,299, or 20.3% of net sales and $57,310, or 20.4% of net sales for the twelve week period ended July 20, 1996 and July 22, 1995, respectively. The increase in depreciation and amortization ($7,062 in the first quarter 1997 as compared to $6,092 in the first quarter 1996) was offset by decreases in other direct store, warehouse and administrative expenses including advertising costs and supply expense to hold direct store, warehouse and administrative expenses flat in the first quarter of fiscal 1997 as compared to the first quarter of fiscal 1996.


EBITDA

EBITDA (net earnings before depreciation and amortization, interest expense, LIFO provision and income taxes) was $17,813, or 6.3% of net sales in the first quarter of fiscal 1997 as compared to $12,024 or 4.3% of net sales in the first quarter of fiscal 1996. The increase in EBITDA is due primarily to the improvement in gross profit as stated above.


NET INTEREST EXPENSE

Interest expense was $8,378 in the first quarter of fiscal 1997 as compared to $2,405 in the first quarter of fiscal 1996. This increase in interest expense is the result of the Company's long-term debt increasing from $34,247 at July 22, 1995 to $223,233 million at July 20, 1996 as a result of the Merger and the decrease in interest income which was approximately $53 and $580 for the twelve week periods ended July 20, 1996 and July 22,1995, respectively.


INCOME TAXES

Income taxes were $921 with an effective tax rate of 37.3% for the first quarter 1997 and $1,209 with an effective tax rate of 37.5% for the first quarter 1996. The decrease in income taxes for the first quarter 1997 was principally due to lower pretax earnings.

LIQUIDITY AND CAPITAL RESOURCES

Historically, the Company has funded its working capital requirements, capital expenditures and other needs principally from operating cash flows. Due to the Merger, however, the Company has become highly leveraged and has certain restrictions on its operations. The Company's principal sources of liquidity are expected to be cash flow from operations and borrowings under the $100,000 Credit Facility (under which letters of credit aggregating $10,481 and borrowings of $23,233 were outstanding at July 20, 1996).

Cash provided by operating activities during the twelve week period ended July 20, 1996 was $18,129 compared to $9,015 for the twelve week period ended July 22, 1995. The increase in the first quarter 1997 was primarily the result of the receipt of $5,250 as consideration for entering into a five year supply agreement with the purchaser of the bakery assets and also the improved management of working capital.

Net cash used in investing activities was $4,713 and $9,995 for the twelve week period ended July 20, 1996 and July 22, 1995, respectively. Cash was primarily used for capital expenditures for the first quarter 1997. Capital expenditures were $6,122 and $3,368 for the twelve week periods ended July 20, 1996 and July 22, 1995, respectively.

Net cash used in financing activities was $16,059 and $3,387 for the twelve week period ended July 20, 1996 and July 22, 1995, respectively. The primary use of funds in financing activities for the first quarter 1997 was the payment of principal on long-term debt and capital lease obligations.

The Company believes that capital expenditures for the remainder of fiscal 1997 will be financed through cash flow from operations and borrowings under its Credit Facility. Capital expenditures for the remainder of fiscal 1997 are expected to be approximately $18,000, of which approximately $5,500 will be used to fund construction of a new produce warehouse in Jackson, Mississippi. The balance of such planned capital expenditures primarily relates to new store openings, remodels, expansions of existing stores and to complete implementation of the Company's MIS upgrade. Capital expenditure plans are continuously evaluated and modified from time to time depending on cash availability and other economic factors.

PART II. OTHER INFORMATION
         (Dollars in thousands)


ITEM 1.  LEGAL PROCEEDINGS

The Company is a party to certain litigation incurred in the normal course of business. In the opinion of management, the ultimate liability, if any, which may result from this litigation will not have a material adverse effect on the Company's financial position or results of operations.


ITEM 2.  CHANGE IN SECURITIES

None.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS

None.


ITEM 5.  OTHER INFORMATION

In May 1996, the Company sold the operating assets of its bakery for $750 and received $5,250 as consideration for entering into a five-year supply agreement with the purchaser of such assets. The Company's future operating results no longer include the net income of the bakery (approximately $200 in fiscal 1996), and the Company will incur costs to purchase additional bread products from outside suppliers. However, the Company believes that it will realize a recurring benefit from a reduction in delivery expense associated with the bakery's operations (which represented a charge to the bakery primarily for use of the Company's transportation equipment and personnel). For fiscal 1996, the bakery's delivery expense was approximately $1,400. In addition, the sale of the bakery released certain transportation equipment of the Company for use in delivering the dry grocery and frozen food products which, until January 1996, had been delivered by Fleming Companies, Inc. under a supply contract. The total proceeds were applied against loans outstanding under the Credit Facility and will be reinvested in the construction of a new produce warehouse which is currently under construction and is expected to be completed in September 1996.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits

      Exhibit No.
      -----------

      * 27.1      Financial Data Schedule

                  * Filed  herewith.

(b)   Reports on Form 8-K

      There were no reports filed on Form 8-K during the quarter ended July 20, 1996.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                           JITNEY-JUNGLE STORES OF AMERICA, INC.
                                           (Registrant)

                                           /s/ David R. Black
                                           ------------------
                                           David R. Black
                                           Senior Vice President - Finance,
                                           Chief Financial Officer



Dated: August 28, 1996