Form 10-Q
period 1996-10-12
JITNEY JUNGLE STORES INC
filed 1996-11-20
CIK 1005408

FORM 10-Q

                                 UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

               Quarterly Report Under Section 13 or 15 (d) of
                   The Securities and Exchange Act of 1934


QUARTER ENDED  October 12, 1996                     COMMISSION FILE NO. 33-80833

                   JITNEY-JUNGLE STORES OF AMERICA, INC.
         (Exact name of registrant as specified in its charter)


STATE OF INCORPORATION                                  I.R.S. EMPLOYER I.D. NO.
Mississippi                                             64-0280539


ADDRESS OF PRINCIPAL EXECUTIVE OFFICE 1770
Ellis Avenue,  Suite 200, Jackson, MS 39204

REGISTRANT'S TELEPHONE NUMBER INCLUDING AREA CODE
601-965-8600

The number of shares of Registrant's Common Stock, par value one cent ($.01) per share, outstanding at October 12, 1996, was 425,000.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. YES (X) NO

                   JITNEY-JUNGLE STORES OF AMERICA, INC.

                            TABLE OF CONTENTS



PART I.  FINANCIAL INFORMATION
                                                                      PAGE
Item 1.  Financial Statements:

         Condensed Consolidated Balance Sheets
           October 12, 1996 (Unaudited) and April  27, 1996           2

         Condensed Consolidated Statements of Operations
           Twenty-four (24) and Twelve (12) Week Periods Ended
           October 12, 1996 (Unaudited) and
           Twenty-four (24) and Twelve (12) Week Periods Ended
           October 14, 1995 (Unaudited)                               3

         Condensed Consolidated Statements of Changes in
           Stockholders' Deficit Twenty-four (24) Week
           Periods Ended October 12, 1996 (Unaudited) and
           October 14, 1995 (Unaudited)                               4

         Condensed Consolidated Statements of Cash Flows
           Twenty-four (24) Week Periods Ended October 12, 1996
           (Unaudited) and October 14, 1995 (Unaudited)               5

         Notes to Condensed Consolidated Financial Statements
           October 12, 1996 (Unaudited) and
           October 14, 1995 (Unaudited)                               6 - 7

Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                  8 - 11

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                            11
Item 2.  Change in Securities                                         11
Item 3.  Defaults Upon Senior Securities                              11
Item 4.  Submission of Matters to a Vote of Security Holders          11
Item 5.  Other Information                                            11
Item 6.  Exhibits and Reports on Form 8-K                             12

PART I.  ITEM 1.  FINANCIAL STATEMENTS

JITNEY-JUNGLE STORES OF AMERICA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)                              October 12,        April 27,
                                                        1996             1996
                                                    (Unaudited)
ASSETS                                              -----------      -----------
Current assets:
   Cash and cash equivalents                         $   7,744        $   5,676
   Short-term investments                                                   337
   Receivables                                           6,519            4,892
   Inventories at LIFO                                  82,231           77,445
   Prepaid expenses and other                            4,622            6,783
   Deferred income taxes                                   377              376
                                                     ----------       ----------
      Total current assets                             101,493           95,509
                                                     ----------       ----------
PROPERTY AND EQUIPMENT - net                           174,535          173,787
                                                     ----------       ----------
OTHER ASSETS - net                                       9,016            9,707
                                                     ----------       ----------
   TOTAL ASSETS                                      $ 285,044        $ 279,003
                                                     ==========       ==========
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
   Accounts payable                                  $  50,504        $  44,118
   Accrued expenses                                     24,520           19,055
   Current portion of capitalized leases                 4,260            4,259
                                                     ----------       ----------
      Total current liabilities                         79,284           67,432
                                                     ----------       ----------
Noncurrent liabilities:
   Long-term debt                                      234,181          239,059
   Obligations under capitalized leases                 57,801           59,143
   Deferred income taxes                                 8,056            8,196
                                                     ----------       ----------
      Total noncurrent liabilities                     300,038          306,398
                                                     ----------       ----------
Commitments and contingencies

Redeemable Preferred stock (aggregate liquidation
   preference value of $54,037)                         51,778           49,988
                                                     ----------       ----------
Stockholders' deficit:
   Class C Preferred stock - Series 1                    7,604            7,604
   Common stock ($.01 par value, authorized 5,000,000
      shares, issued and outstanding 425,000 shares)         4                4
   Additional paid-in capital                         (302,290)        (302,326)
   Retained earnings                                   148,626          149,903
                                                     ----------       ----------
      Total stockholders' deficit                     (146,056)        (144,815)
                                                     ----------       ----------
   TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT       $ 285,044        $ 279,003
                                                     ==========       ==========

See notes to condensed consolidated financial statements.

JITNEY-JUNGLE STORES OF AMERICA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in Thousands Except Per Share Amounts)

                               Twenty-four Weeks Ended     Twelve Weeks Ended
                               October 12, October 14,  October 12,  October 14,
                                   1996        1995         1996         1995
                               (Unaudited) (Unaudited)  (Unaudited)  (Unaudited)
                               ----------  -----------  -----------  -----------
NET SALES                      $ 553,000    $ 544,351    $ 270,834    $ 264,181
                               ----------   ----------   ----------   ----------
COSTS AND EXPENSES:
  Cost of goods sold             422,381      418,407      208,365      201,179
  Direct store, warehouse and
    administrative expenses      113,072      111,863       55,773       54,553
  Interest expense - net          16,729        4,689        8,351        2,284
                               ----------   ----------   ----------   ----------
    Total costs and expenses     552,182      534,959      272,489      258,016
                               ----------   ----------   ----------   ----------
  Earnings (loss) before
    taxes on income                  818        9,392       (1,655)       6,165

TAXES ON INCOME                      305        3,520         (616)       2,311
                               ----------   ----------   ----------   ----------
NET EARNINGS (LOSS)            $     513    $   5,872    $  (1,039)   $   3,854
                               ==========   ==========   ==========   ==========
EARNINGS (LOSS) PER COMMON
  AND COMMON EQUIVALENT SHARE  $   (6.67)    $  288.30   $   (6.46)   $  189.22
                               ==========   ==========   ==========   ==========

See notes to condensed consolidated financial statements.

JITNEY-JUNGLE STORES OF AMERICA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT FOR THE TWENTY-FOUR (24) WEEK PERIODS ENDED OCTOBER 12, 1996 (Unaudited) AND OCTOBER 14, 1995 (Unaudited)
(Dollars in thousands)

                                  Class C
                                 Preferred
                  Redeemable       Stock,
               Preferred Stock    Series 1    Common Stock  Additional
                No. of         No. of         No. of          Paid-In  Retained
                Shares  Amount Shares Amount  Shares Amount   Capital  Earnings
                ------  ------ ------ ------  ------ ------ ---------- ---------

Balance
 Apr 29, 1995                                 20,368 $1,061 $   1,807  $137,348

Net earnings                                                              5,872
                                              ------ ------ ---------- ---------
Balance
 Oct 14, 1995                                 20,368 $1,061 $   1,807  $143,220
                                              ====== ====== ========== =========



Balance
 Apr 27, 1996  523,418 $49,988 76,042 $7,604 425,000 $    4 $(302,326) $149,903

Net earnings                                                                513
Accretion of
 discount on
 Class A
 Preferred
 stock                      95                                              (95)
Cumulation of
 dividends on
 Class A
 Preferred
 stock                   1,695                                           (1,695)
Merger costs                                                       36
               ------- ------- ------ ------ ------- ------ ---------- ---------
Balance
 Oct 12, 1996  523,418 $51,778 76,042 $7,604 425,000 $    4 $(302,290) $148,626
               ======= ======= ====== ====== ======= ====== ========== =========


See notes to condensed consolidated financial statements.

JITNEY-JUNGLE STORES OF AMERICA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
                                                       Twenty-four Weeks Ended
                                                      October 12,    October 14,
                                                          1996           1995
                                                      (Unaudited)    (Unaudited)
OPERATING ACTIVITIES:                                  ----------    -----------
  Net earnings                                         $     513     $    5,872
  Adjustment to  reconcile  net  earnings to net
  cash  provided by  operating
    activities:
     Depreciation and amortization                        14,243         12,050
     Gain on disposition of property and other assets        (83)            (8)
     Deferred income tax expense (benefit)                    (1)            (7)
     Changes in assets and liabilities (net):
       Notes and accounts receivable                      (1,627)         1,517
       Store and warehouse inventories                    (4,786)        (2,247)
       Prepaid expenses                                    2,161          2,019
       Accounts payable                                    6,386         (2,495)
       Accrued expenses                                    5,490            689
                                                       ----------     ----------
         Net cash provided by operating activities        22,296         17,390
                                                       ----------     ----------
INVESTING ACTIVITIES:
  Capital expenditures                                   (15,500)       (10,825)
  Disposal of property and other assets                    1,118            149
  Purchases of short-term investments                                   (23,000)
  Maturities of short-term investments                       337         18,300
                                                       ----------     ----------
         Net cash used in investing activities           (14,045)       (15,376)
                                                       ----------     ----------
FINANCING ACTIVITIES:
  Payments on long-term debt - net                        (4,878)        (2,989)
  Merger costs                                                36
  Payments on capitalized lease obligations               (1,341)        (1,803)
                                                        ---------     ----------
         Net cash used in financing activities            (6,183)        (4,792)
                                                        ---------     ----------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS           2,068         (2,778)

CASH AND CASH EQUIVALENTS - BEGINNING                      5,676         20,159
                                                          -------     ----------
CASH AND CASH EQUIVALENTS - ENDING                     $   7,744      $  17,381
                                                       ==========     ==========

See notes to condensed consolidated financial statements.

JITNEY-JUNGLE STORES OF AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 12, 1996 (Unaudited) AND OCTOBER 14, 1995 (Unaudited)
(Dollars in thousands)


1.  BASIS OF PRESENTATION

    The unaudited condensed consolidated financial statements include those of Jitney-Jungle Stores of America, Inc. and its wholly-owned subsidiaries, Southern Jitney Jungle Company, Interstate Jitney-Jungle Stores, Inc., McCarty-Holman Co., Inc. and subsidiary, and Jitney-Jungle Bakery, Inc. All material intercompany profits, transactions and balances have been eliminated.

    These interim financial statements have been prepared on the basis of accounting principles used in the annual financial statements ended April 27, 1996. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (all of which were of a normal recurring nature) necessary for a fair statement of consolidated financial position and results of operations of the Company for the interim periods. The results of operations of the Company for the twenty-four weeks ended October 12, 1996, are not necessarily indicative of the results which may be expected for the entire year.


2.  MERGER

    On March 5, 1996, JJ Acquisitions Corp. ("JJAC") merged with and into the Company with the Company continuing as the surviving corporation (the "Merger"). JJAC was a wholly-owned subsidiary of Bruckmann, Rosser, Sherrill & Co., L. P. (the "Fund"). Upon consummation of the Merger, the Fund and related investors received 83.82% of the Company's Common Stock and 11.76% was retained by the shareholders at the time of the Merger. The Merger was accounted for as a recapitalization which resulted in a charge to equity of $312,541 to reflect the redemption of Common Stock of the Company outstanding immediately prior to the Merger and related merger costs, including a closing fee of $4,000 paid to the Fund Manager, an affiliate of the Fund's sole General Partner.

3.  LONG-TERM DEBT

      Long-term debt consisted of the following:
                                                      October 12,   April 27,
                                                          1996         1996
                                                       ---------    ---------
        Senior notes @ 12%, maturing in 2006 .......... $200,000     $200,000
        Revolving credit loans ........................   34,181       39,059
                                                       ---------    ---------
        Long-term debt ................................ $234,181     $239,059
                                                       =========    =========

    The Company has available a Credit Facility of $100,000 (under which letters of credit aggregating $10,481 and borrowings of $34,181 were outstanding at October 12, 1996).


4.  EARNINGS (LOSS) PER COMMON AND COMMON EQUIVALENT SHARE

    Earnings (loss) per common and common equivalent share is based on net income (loss) after preferred stock dividend requirements and the weighted average number of shares outstanding during each interim period. Cumulative dividends not declared or paid on preferred shares amounted to $3,346 for the twenty-four weeks ended October 12, 1996. The number of shares used in computing the earnings per share was 425,000 for the twenty-four weeks and the twelve weeks ended October 12, 1996 and 20,368 for the twenty-four weeks and the twelve weeks ended October 14, 1995. Incremental shares attributed to outstanding warrants were not included in the computation as their effect on earnings (loss) per share would be antidilutive.


5.  COMMITMENTS AND CONTINGENCIES

    The Company is a party to certain litigation incurred in the normal course of business. In the opinion of management, the ultimate liability, if any, which may result from this litigation will not have a material adverse effect on the Company's financial position or results of operations.

    In connection with the Merger, the Company entered into an agreement whereby the Fund Manager is entitled to receive $250 per year from the Company as a management fee for the performance of strategic and financial planning services. The amount of the annual management fee may be increased by up to an additional $750 per year based upon certain performance criteria.

 ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
              OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
              (Dollars in thousands)

The following is management's discussion and analysis of significant factors affecting the Company's earnings during the periods included in the accompanying consolidated statements of operations.

A table showing the percentage of net sales represented by certain items in the Company's consolidated statements of operations is as follows:

                                 Twenty-four Weeks Ended     Twelve Weeks Ended
                                   Oct 12,      Oct 14,      Oct 12,     Oct 14,
                                    1996         1995         1996        1995
                                   ------       ------       ------      ------
Net sales .......................  100.0%       100.0%       100.0%      100.0%
Gross profit ....................   23.6         23.1         23.1        23.8
Direct store, warehouse and
  administrative expenses .......   20.4         20.5         20.6        20.6
Operating income ................    3.2          2.6          2.5         3.2
Interest expense, net ...........    3.0           .9          3.1          .9
Earnings before income taxes ....     .2          1.7          (.6)        2.3
Provision for income taxes ......     .1           .6          (.2)         .9
Net income (loss) ...............     .1          1.1          (.4)        1.4
EBITDA ..........................    5.7          4.9          5.1         5.5

A summary of the period to period changes in certain items included in the consolidated statements of operations for the twenty-four week periods and twelve week periods ended October 12, 1996 and October 14, 1995 is as follows:

                                                 Increase (Decrease)
                                       Twenty-four Weeks         Twelve Weeks
                                             Ended                  Ended
                                         Oct 12, 1996           Oct 12, 1996
                                          $         %             $         %
                                       -------   -------      --------   -------
Net sales ............................  8,649     1 .59%      $ 6,653     2.52%
Gross profit .........................  4,675      3.71          (533)    (.85)
Direct store, warehouse and
  administrative expenses ............  1,209      1.08         1,220      2.24
Operating income .....................  3,466     24.61        (1,753)   (20.75)
Interest expense, net ................ 12,040       n/m         6,067       n/m
Earnings before income taxes ......... (8,574)      n/m        (7,820)      n/m
Provision for income taxes ........... (3,215)      n/m        (2,927)      n/m
Net income (loss) .................... (5,359)      n/m        (4,893)      n/m
EBITDA ...............................  5,159     19.52          (630)    (4.37)

(n/m - not meaningful comparison)

RESULTS OF OPERATIONS

NET SALES

Net sales increased $6,653 or 2.52% in the twelve week period and $8,649 or 1.59% in the twenty-four week period ended October 12, 1996 as compared to the corresponding periods ended October 14, 1995. The net sales increase was primarily attributable to increased promotional activities in the second quarter of fiscal 1997 and the opening of new grocery stores and gasoline stations. Same store sales increased approximately .2% for the twelve week period and decreased approximately .3% for the twenty-four week period ended October 12, 1996. The Company's store count at October 12, 1996 was 105 supermarkets and 51 gasoline stations. During the twenty-four week period ended October 12, 1996, the Company opened two supermarkets and five gasoline stations.


GROSS PROFIT

Gross profit as a percentage of net sales was 23.1% for the second quarter ended October 12, 1996 as compared to 23.8% for the same quarter of the preceding year. The decrease in gross profit was primarily due to increased promotional activities in the second quarter of the current fiscal year as noted above. Gross profit as a percentage of net sales was 23.6% for the twenty-four week period ended October 12, 1996 as compared to 23.1% for the corresponding period ended October 14, 1995. The increase in gross profit was primarily due to (1) improved procurement results due to continued enhancements and improved utilization of the Company's information systems and (2) the renegotiation of a supply contract with Fleming Companies, Inc. in January 1996. In addition, the current year LIFO provision was a credit of $200 at October 12, 1996, compared to a charge of $300 at October 12, 1995.


DIRECT STORE, WAREHOUSE AND ADMINISTRATIVE EXPENSES

Direct store, warehouse and administrative expenses were $55,773, or 20.6% of net sales and $54,553, or 20.6% of net sales for the twelve week period and were $113,072 or 20.4% of net sales and $111,863 or 20.5% of net sales for the twenty-four week period ended October 12, 1996 and October 12, 1995, respectively. The increases in both periods were primarily the result of increased depreciation and amortization partially offset by reductions in advertising costs and store supplies expense.


EBITDA

EBITDA (net income before interest income, interest expense, income taxes, depreciation and amortization and LIFO charges) was $13,777, or 5.1% of net sales in the second quarter of fiscal 1997 as compared to $14,407 or 5.5% of net sales in the second quarter of fiscal 1996. The decrease in EBITDA for the second quarter of the current fiscal year was primarily due to the increased promotional activities as noted above. EBITDA was $31,590 or 5.7% of net sales and $26,431 or 4.9% of net sales for the twenty-four week period ended October

12, 1996 and October 12, 1995, respectively. EBITDA is a widely accepted financial indicator of a company's ability to service debt. However, EBITDA should not be construed as an alternative to operating income, net income or cash flows from operating activities (as determined in accordance with generally accepted accounting principles) and should not be construed as an indication of the Company's operating performance or as a measure of liquidity.


NET INTEREST EXPENSE

Interest expense was $8,351 in the second quarter of fiscal 1997 as compared to $2,284 in the second quarter of fiscal 1996 and was $16,729 and $4,689 for the twenty-four week period ended October 12, 1996 and October 12, 1995, respectively. This increase in interest expense was due to the Company's long-term debt increasing from $34,740 at April 29, 1995 to $234,181 at October 12, 1996 as a result of the Merger and the decrease in interest income which was approximately $69 and $1,509 for the twenty-four week period ended October 12, 1996 and October 14, 1995, respectively.


INCOME TAXES

Income taxes were ($616) with an effective tax rate of 37.2% for the second quarter of fiscal 1997 and $2,311 with an effective tax rate of 37.5% for the second quarter of fiscal 1996. Income taxes were $305 with an effective tax rate of 37.3% and $3,520 with an effective tax rate of 37.5% for the twenty-four week period ended October 12, 1996 and October 14, 1995, respectively. The decrease in income taxes was principally due to lower pretax earnings.


LIQUIDITY AND CAPITAL RESOURCES

Historically, the Company has funded its working capital requirements, capital expenditures and other needs principally from operating cash flows. Due to the Merger, however, the Company has become highly leveraged and has certain restrictions on its operations. The Company's principal sources of liquidity are expected to be cash flow from operations and borrowings under the $100,000 Credit Facility (under which letters of credit aggregating $10,481 and borrowings of $34,181 were outstanding at October 12, 1996).

Cash provided by operating activities during the twenty-four week period ended October 12, 1996 was $22,296 compared to $17,390 for the twenty-four week period ended October 14, 1995. The increase was primarily the result of the receipt of $5,250 in May, 1996 as consideration for entering into a five year supply agreement with the purchaser of certain bakery assets.

Net cash used in investing activities was $14,045 and $15,376 for the twenty-four week period ended October 12, 1996 and October 14, 1995, respectively. Cash was primarily used for capital expenditures. Capital expenditures were $15,500 and $10,825 for the twenty-four week period ended October 12, 1996 and October 14, 1995, respectively.

Net cash used in financing activities was $6,183 and $4,792 for the twenty-four week period ended October 12, 1996 and October 14, 1995, respectively. The principal use of funds in financing activities for the twenty-four week period ended October 12, 1996 was the payment of principal on long-term debt (including the Credit Facility) and capital lease obligations.

The Company believes that capital expenditures for the remainder of fiscal 1997 will be financed through cash flows from operations and borrowings under its Credit Facility. Capital expenditures for the remainder of fiscal 1997 are expected to be approximately $9,000 which will include expenditures primarily for new store openings, remodels, expansions of existing stores and for the completion of the Company's MIS upgrade. Capital expenditure plans are continuously evaluated and modified from time to time depending on cash availability and other economic factors.


PART II.  OTHER INFORMATION
          (Dollars in thousands)

ITEM 1.  LEGAL PROCEEDINGS

The Company is a party to certain litigation incurred in the normal course of business. In the opinion of management, the ultimate liability, if any, which may result from this litigation will not have a material adverse effect on the Company's financial position or results of operations.


ITEM 2.  CHANGE IN SECURITIES

None.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.


ITEM 5.  OTHER INFORMATION

The Company completed the construction of a new 67,000 square foot produce warehouse in Jackson, Mississippi at an approximate cost of $6,000 and began shipping fresh produce from this location in September, 1996.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

     Exhibit
        No.
     -------

     * 10.1 Consulting Agreement dated as of October 16, 1996 by and among Jitney-Jungle stores of America, Inc. and Michael E. Julian.

     * 27.1  Financial Data Schedule

             * Filed herewith.

(b)  Reports on Form 8-K

      None.

                                      SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                           JITNEY-JUNGLE STORES OF AMERICA, INC.
                                           (Registrant)

                                           /s/ David R. Black
                                           ------------------
                                           David R. Black
                                           Senior Vice President - Finance,
                                           Chief Financial Officer



Dated: November 20,  1996