Form 10-Q
period 1997-01-04
JITNEY JUNGLE STORES INC
filed 1997-02-10
CIK 1005408

FORM 10-Q

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

              Quarterly Report Pursuant To Section 13 or 15 (d)of
                    The Securities and Exchange Act of 1934


QUARTER ENDED  January 4, 1997                      COMMISSION FILE NO. 33-80833

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. YES (X) NO

The number of shares of Registrant's Common Stock, par value one cent ($.01) per share, outstanding at January 4, 1997, was 425,000.

                     JITNEY-JUNGLE STORES OF AMERICA, INC.

                               TABLE OF CONTENTS


PART I. FINANCIAL INFORMATION                                              Page
                                                                           ----

        Item 1. Financial Statements:

                Condensed Consolidated Balance Sheets
                  January 4, 1997 (Unaudited) and April 27, 1996           2

                Condensed Consolidated Statements of Operations
                  Thirty-six (36) and Twelve (12) Week Periods Ended
                  January 4, 1997 (Unaudited) and
                  Thirty-six (36) and Twelve (12) Week Periods Ended
                  January 6, 1996 (Unaudited)                              3

                Condensed Consolidated Statements of Changes in
                  Stockholders' Deficit
                  Thirty-six (36) Week Periods Ended
                  January 4, 1997 (Unaudited) and
                  January 6, 1996 (Unaudited)                              4

                Condensed Consolidated Statements of Cash Flows
                  Thirty-six (36) Week Periods Ended January 4, 1997
                  (Unaudited) and January 6, 1996 (Unaudited)              5

                Notes to Condensed Consolidated Financial Statements
                  January 4, 1997 (Unaudited) and
                  January 6, 1996 (Unaudited)                              6-7

         Item 2.Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                      8-11

PART II. OTHER INFORMATION

         Item 1. Legal Proceedings                                         11
         Item 2. Change in Securities                                      11
         Item 3. Defaults Upon Senior Securities                           11
         Item 4. Submission of Matters to a Vote of Security Holders       11
         Item 5. Other Information                                         12
         Item 6. Exhibits and Reports on Form 8-K                          12

PART I.  ITEM 1.  FINANCIAL STATEMENTS

JITNEY-JUNGLE STORES OF AMERICA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)
                                                        January 4,      April 27,
                                                           1997           1996
                                                       (Unaudited)
                                                       -----------     ----------
ASSETS
Current assets:
   Cash and cash equivalents                            $   7,642       $   5,676
   Short-term investments                                                     337
   Receivables                                              7,638           4,892
   Inventories at LIFO                                     80,623          77,445
   Prepaid expenses and other                               4,777           6,783
   Deferred income taxes                                      376             376
                                                        ---------       ---------
      Total current assets                                101,056          95,509
                                                        ---------       ---------
PROPERTY AND EQUIPMENT - net                              171,642         173,787
                                                        ---------       ---------
OTHER ASSETS - net                                          8,858           9,707
                                                        ---------       ---------
   TOTAL ASSETS                                         $ 281,556       $ 279,003
                                                        =========       =========
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
   Accounts payable                                     $  47,014       $  44,118
   Accrued expenses                                        26,420          19,055
   Current portion of capitalized leases                    4,260           4,259
                                                        ---------       ---------
      Total current liabilities                            77,694          67,432
                                                        ---------       ---------
Noncurrent liabilities:
   Long-term debt                                         233,590         239,059
   Obligations under capitalized leases                    56,746          59,143
   Deferred income taxes                                    7,986           8,196
                                                        ---------       ---------
      Total noncurrent liabilities                        298,322         306,398
                                                        ---------       ---------
Commitments and contingencies

Redeemable Preferred stock (aggregate liquidation
   preference value of $54,929)                            52,718          49,988
                                                        ---------       ---------
Stockholders' deficit:
   Class C Preferred stock - Series 1                       7,604           7,604
   Common stock ($.01 par value, authorized 5,000,000
      shares, issued and outstanding 425,000 shares)            4               4
   Additional paid-in capital                            (302,312)       (302,326)
   Retained earnings                                      147,526         149,903
                                                        ---------       ---------
      Total stockholders' deficit                        (147,178)       (144,815)
                                                        ---------       ---------
   TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT          $ 281,556       $ 279,003
                                                        =========       =========

See notes to condensed consolidated financial statements.

JITNEY-JUNGLE STORES OF AMERICA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in Thousands Except Per Share Amounts)

                                  Thirty-six Weeks Ended        Twelve Weeks Ended
                                 ------------------------    ------------------------
                                  January 4,   January 6,     January 4,   January 6,
                                     1997         1996           1997         1996
                                 (Unaudited)  (Unaudited)    (Unaudited)  (Unaudited)
                                 -----------  -----------    -----------  -----------
NET SALES                        $  832,905   $  822,513     $  279,905   $  278,162
                                 ----------   ----------     ----------   ----------
COSTS AND EXPENSES:
   Cost of goods sold               637,296      629,474        214,915      211,067
   Direct store, warehouse
     and administrative expenses    169,839      169,067         56,767       57,204
   Interest expense - net            25,207        7,057          8,478        2,368
                                 ----------   ----------     ----------   ----------
      Total costs and expenses      832,342      805,598        280,160      270,639
                                 ----------   ----------     ----------   ----------
   Earnings (loss) before taxes
      on income                         563       16,915           (255)       7,523

Income tax expense (benefit)            210        6,341            (95)       2,821
                                 ----------   ----------     -----------  ----------
NET EARNINGS (LOSS)              $      353   $   10,574     $     (160)  $    4,702
                                 ==========   ==========     ==========   ==========
EARNINGS (LOSS) PER COMMON AND
   COMMON EQUIVALENT SHARE       $   (11.08)  $   519.15     $    (4.41)  $   230.85
                                 ==========   ==========     ==========   ==========

See notes to condensed consolidated financial statements.

JITNEY-JUNGLE STORES OF AMERICA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
FOR THE THIRTY-SIX (36) WEEK PERIODS ENDED JANUARY 4, 1997 (Unaudited)
AND JANUARY 6, 1996 (Unaudited)
(Dollars in thousands)
                                            Class C
                         Redeemable    Preferred Stock,
                      Preferred Stock      Series 1     Common Stock  Additional
                       No. of           No. of         No. of          Paid-In    Retained
                       Shares  Amount   Shares Amount  Shares  Amount  Capital    Earnings
                       ------  ------   ------ ------  ------  ------  ---------  --------
Balance Apr 29, 1995                                    20,368 $1,061  $   1,807  $137,348
Net earnings                                                                        10,574
Dividends paid                                                                      (1,878)
                                                       ------- ------  ---------  --------
Balance Jan 6, 1996                                     20,368 $1,061  $   1,807  $146,044
                                                       ======= ======  =========  ========

Balance Apr 27, 1996   523,418 $49,988  76,042 $7,604  425,000 $    4  $(302,326) $149,903
Net earnings                                                                           353
Accretion of
  discount on
  Class A Preferred
  stock                            143                                                (143)
Cumulation of
  dividends on
  Class A Preferred
  stock                          2,587                                              (2,587)
Merger costs                                                                  14
                       ------- -------  ------ ------  ------- ------  ---------  --------
Balance Jan 4, 1997    523,418 $52,718  76,042 $7,604  425,000 $    4  $(302,312) $147,526
                       ======= =======  ====== ======  ======= ======  =========  ========

See notes to condensed consolidated financial statements.

JITNEY-JUNGLE STORES OF AMERICA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
                                                                  Thirty-six Weeks Ended
                                                                -------------------------
                                                                 January 4,    January 6,
                                                                    1997          1996
                                                                (Unaudited)   (Unaudited)
OPERATING ACTIVITIES:                                           -----------   -----------
   Net earnings                                                 $     353     $  10,574
   Adjustment to reconcile net earnings to net
   cash provided by operating activities:
      Depreciation and amortization                                21,531        18,217
      Gain (loss) on disposition of property and other assets         (87)          479
      Deferred income tax expense                                                   970
      Changes in assets and liabilities (net):
          Notes and accounts receivable                            (2,746)       (3,259)
          Store and warehouse inventories                          (3,178)        4,164
          Prepaid expenses                                          2,006         1,852
          Accounts payable                                          2,896        (3,217)
          Accrued expenses                                          7,390         2,692
                                                                ---------     ---------
              Net cash provided by operating activities            28,165        32,472
                                                                ---------     ---------
INVESTING ACTIVITIES:
   Capital expenditures                                           (19,836)      (17,504)
   Disposal of property and other assets                            1,151         1,268
   Purchases of short-term investments                                          (23,000)
   Maturities of short-term investments                               337        27,300
                                                                ---------     ---------
              Net cash used in investing activities               (18,348)      (11,936)
                                                                ---------     ---------
FINANCING ACTIVITIES:
   Payments on long-term debt - net                                (5,469)       (3,486)
   Merger costs                                                        14
   Payments on capitalized lease obligations                       (2,396)       (3,526)
   Dividends paid                                                                (1,878)
                                                                ---------     ---------
              Net cash used in financing activities                (7,851)       (8,890)
                                                                ---------     ---------
INCREASE IN CASH AND CASH EQUIVALENTS                               1,966        11,646

CASH AND CASH EQUIVALENTS - BEGINNING                               5,676        20,159
                                                                ---------     ---------
CASH AND CASH EQUIVALENTS - ENDING                              $   7,642     $  31,805
                                                                =========     =========

See notes to condensed consolidated financial statements.

JITNEY-JUNGLE STORES OF AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 4, 1997 (Unaudited) AND JANUARY 6, 1996 (Unaudited)
(Dollars in thousands)


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

    These interim financial statements have been prepared on the basis of accounting principles used in the annual financial statements ended April 27, 1996. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (all of which were of a normal recurring nature) necessary for a fair statement of consolidated financial position and results of operations of the Company for the interim periods. The results of operations of the Company for the thirty-six weeks ended January 4, 1997, are not necessarily indicative of the results which may be expected for the entire year.


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

 3. LONG-TERM DEBT

    Long-term debt consisted of the following:

                                                         January 4,    April 27,
                                                           1997          1996
                                                         ---------    ---------
    Senior notes @ 12%, maturing in 2006 ............... $ 200,000    $ 200,000
    Revolving credit loans .............................    33,590       39,059
                                                         ---------    ---------
    Long-term debt ..................................... $ 233,590    $ 239,059
                                                         =========    =========

    The Company has available a Credit Facility of $98,750 (the original total commitment of $100,000 reduced by $1,250 on December 31, 1996 as per the terms of the revolving credit agreement) under which letters of credit aggregating $10,481 and borrowings of $33,590 were outstanding at January 4, 1997.


4.  EARNINGS (LOSS) PER COMMON AND COMMON EQUIVALENT SHARE

    Earnings (loss) per common and common equivalent share is based on net income (loss) after preferred stock dividend requirements and the weighted average number of shares outstanding during each interim period. Cumulative dividends not declared or paid on preferred shares amounted to $5,060 for the thirty-six weeks ended January 4, 1997. The number of shares used in computing the earnings per share was 425,000 for the thirty-six weeks and the twelve weeks ended January 4, 1997 and 20,368 for the thirty-six weeks and the twelve weeks ended January 6, 1996. Incremental shares attributed to outstanding warrants were not included in the computation as their effect on earnings (loss) per share would be antidilutive.


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

 ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
          (Dollars in thousands)

The following is management's discussion and analysis of significant factors affecting the Company's earnings during the periods included in the accompanying condensed consolidated statements of operations.

A table showing the percentage of net sales represented by certain items in the Company's condensed consolidated statements of operations is as follows:

                                      Thirty-six Weeks Ended         Twelve Weeks Ended
                                     January 4,    January 6,     January 4,    January 6,
                                        1997          1996           1997          1996
                                     ---------     ---------      ---------     ---------
Net sales ...........................  100.0%        100.0%         100.0%        100.0%
Gross profit ........................   23.5          23.5           23.2          24.1
Direct store, warehouse and
 administrative expenses ............   20.4          20.6           20.3          20.6
Operating income ....................    3.1           2.9            2.9           3.6
Interest expense, net ...............    3.0           0.9            3.0           0.9
Earnings (loss) before income taxes .    0.1           2.1           (0.1)          2.7
Provisions for income taxes .........                  0.8                          1.0
Net earnings (loss) .................    0.1           1.3           (0.1)          1.7
EBITDA ..............................    5.7           5.1            5.5           5.5

A summary of the period to period changes in certain items included in the condensed consolidated statements of operations for the thirty-six week periods and twelve week periods ended January 4, 1997 and January 6, 1996 is as follows:

                                                    Period-to-Period Changes
                                      Thirty-six Weeks Ended        Twelve Weeks Ended
                                          January 4, 1997             January 4, 1997
                                          $            %              $             %
                                      --------      -------        -------       -------
Net sales ........................... $ 10,392        1.26%        $ 1,743         0.63%
Gross profit ........................    2,570        1.33          (2,105)       (3.14)
Direct store, warehouse and
  administrative expenses ...........      772        0.46            (437)       (0.76)
Operating income ....................    1,798        7.50          (1,668)      (16.86)
Interest expense, net ...............   18,150         n/m           6,110          n/m
Earnings (loss) before income taxes .  (16,352)        n/m          (7,778)         n/m
Provision for income taxes ..........   (6,131)        n/m          (2,916)         n/m
Net earnings (loss) .................  (10,221)        n/m          (4,862)         n/m
EBITDA ..............................    5,369       12.87             210         1.37

(n/m = not meaningful comparison)

RESULTS OF OPERATIONS


NET SALES

Net sales increased $1,743 or .63% in the twelve week period and $10,392 or 1.26% in the thirty-six week period ended January 4, 1997 as compared to the corresponding periods ended January 6, 1996. The net sales increase was primarily attributable to the opening of new grocery stores and gasoline stations (three supermarkets were opened and three were closed and 10 gasoline stations were opened and one closed since January 6, 1996). Same store sales decreased approximately 1.4% for the twelve week period and decreased approximately .7% for the thirty-six week period ended January 4, 1997. The Company's store count at January 4, 1997 was 105 supermarkets (27 discount stores and 78 conventional stores) and 51 gasoline stations as compared to 105 supermarkets (32 discount stores and 73 conventional stores) and 42 gasoline stations at January 6, 1996.

The Company is focusing on a new frequent shopper program which was launched subsequent to the end of the third quarter. While the Company believes that this program will bring about increased sales and improved gross margins, there can be no assurances of these results.

GROSS PROFIT

Gross profit as a percentage of net sales was 23.2% for the third quarter ended January 4, 1997 as compared to 24.1% for the same quarter of the preceding year. The decrease in gross profit was primarily due to increased promotional activities and a LIFO credit of $757 or .3% of sales in the prior year third quarter. The gross profit percentage was even at 23.5% of net sales for the thirty-six week period ended January 4, 1997 and for the corresponding period ended January 6, 1996. The current year LIFO provision was a credit of $200 at January 4, 1997 compared to a credit of $457 at January 6, 1996.

DIRECT STORE, WAREHOUSE AND ADMINISTRATIVE EXPENSES

Direct store, warehouse and administrative expenses were $56,767, or 20.3% of net sales and $57,204, or 20.6% of net sales for the twelve week period and were $169,839 or 20.4% of net sales and $169,067 or 20.6% of net sales for the thirty-six week period ended January 4, 1997 and January 6, 1996, respectively. The Company's continued implementation of cost reductions and improvements in many areas including reductions in advertising expense and store supplies expense and improvements in warehouse backhaul income has helped to control direct store, warehouse and administrative expenses as a percentage of sales.

EBITDA

EBITDA (net income before interest income, interest expense, income taxes, depreciation and amortization and LIFO charges/credits) was $15,511, or 5.5% of net sales in the third quarter of fiscal 1997 as compared to $15,301 or 5.5% of net sales in the third quarter of fiscal 1996. EBITDA was $47,101 or 5.7% of net sales and $41,732 or 5.1% of net sales for the thirty-six week period ended January 4, 1997 and January 6, 1996, respectively. EBITDA as presented is consistent with the definition used for covenant purposes contained in the Indenture. EBITDA is a widely accepted financial indicator of a company's ability to service debt. However, EBITDA should not be construed as an alternative to operating income, net income or cash flows from operating activities (as determined in accordance with generally accepted accounting principles) and should not be construed as an indication of the Company's operating performance or as a measure of liquidity.

NET INTEREST EXPENSE

Interest expense was $8,478 in the third quarter of fiscal 1997 as compared to $2,368 in the third quarter of fiscal 1996 and was $25,207 and $7,057 for the thirty-six week period ended January 4, 1997 and January 6, 1996, respectively. This increase in interest expense was due to the Company's long-term debt increasing from $34,740 at April 29, 1995 to $233,590 at January 4, 1997 as a result of the Merger and the decrease in interest income which was approximately $81 and $2,224 for the thirty-six week period ended January 4, 1997 and January 6, 1996, respectively.

INCOME TAX EXPENSE (BENEFIT)

Income taxes were ($95) with an effective tax rate of 37.3% for the third quarter of fiscal 1997 and $2,821 with an effective tax rate of 37.5% for the third quarter of fiscal 1996. Income taxes were $210 with an effective tax rate of 37.3% and $6,341 with an effective tax rate of 37.5% for the thirty-six week period ended January 4, 1997 and January 6, 1996, respectively. The decrease in income taxes was principally due to lower pretax earnings.

LIQUIDITY AND CAPITAL RESOURCES

Historically, the Company has funded its working capital requirements, capital expenditures and other needs principally from operating cash flows. Due to the Merger, however, the Company has become highly leveraged and has certain restrictions on its operations. The Company's principal sources of liquidity are expected to be cash flow from operations and borrowings under the $98,750 Credit Facility (under which letters of credit aggregating $10,481 and borrowings of $33,590 were outstanding at January 4, 1997).

Cash provided by operating activities during the thirty-six week period ended January 4, 1997 was $28,165 compared to $32,472 for the thirty-six week period ended January 6, 1996. The largest component of the change in cash provided by operating activities was the decrease in net income due primarily to the increase in cash interest expense this year as a result of additional borrowing activities discussed above. In addition, inventory increased $3,178 this year as compared to a decrease of $4,164 last year. The Company also received $5,250 in May, 1996 as consideration for entering into a five year supply agreement with the purchaser of certain bakery assets from the Company. Additionally, accrued expenses increased $4,698 primarily due to an increase in accrued interest as a result of additional borrowing activities discussed above.

Net cash used in investing activities was $18,348 and $11,936 for the thirty-six week period ended January 4, 1997 and January 6, 1996, respectively. Cash was primarily used for capital expenditures. Capital expenditures were $19,836 and $17,504 for the thirty-six week period ended January 4, 1997 and January 6, 1996, respectively.

Net cash used in financing activities was $7,851 and $8,890 for the thirty-six week period ended January 4, 1997 and January 6, 1996, respectively. The principal use of funds in financing activities for the thirty-six week period ended January 4, 1997 was the payment of principal on long-term debt (including the Credit Facility) and capital lease obligations.

The Company believes that capital expenditures for the remainder of fiscal 1997 will be financed through cash flows from operations and borrowings under its Credit Facility. Capital expenditures for the remainder of fiscal 1997 are expected to be approximately $5,000 which will include expenditures primarily for store remodels, new gasoline stations and for the completion of the Company's MIS upgrade. Capital expenditure plans are continuously evaluated and modified from time to time depending on cash availability and other economic factors.


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

None.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its annual meeting of shareholders on October 25, 1996. At the meeting, the number of directors was set at eleven. The shareholders also elected W. H. Holman, Jr., Roger P. Friou, Bruce C. Bruckmann, Harold O. Rosser, II, Stephen C. Sherrill, Michael E. Julian, John M. Moriarty, Jr., Peter T. Grauer, Robert R. Onstead, Ronald E. Johnson, and Bernard E. Ebbers to serve as directors until the date of the next annual shareholders meeting. Both the resolutions were approved by a vote of 424,150 shares "For", none "Against" and 850 shares "Absent".

ITEM 5.  OTHER INFORMATION

None.

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



                                          JITNEY-JUNGLE STORES OF AMERICA, INC.
                                          (Registrant)

                                          /s/ David R. Black
                                          -----------------------
                                          David R. Black
                                          Senior Vice President - Finance,
                                          Chief Financial Officer



Dated: February 10, 1997