Form 10-K405
period 1997-05-03
JITNEY JUNGLE STORES OF AMERICA INC /MI/
filed 1997-07-25
CIK 1005408

                                    UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.  20549

                                      FORM 10-K

                    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                        OF THE SECURITIES EXCHANGE ACT OF 1934


For the fiscal year ended  MAY 3, 1997      Commission file number    33-80833
                           -----------                               ---------

                          JITNEY-JUNGLE STORES OF AMERICA, INC.
                     --------------------------------------------
                (Exact name of registrant as specified in its charter)

      MISSISSIPPI                                     64-0280539
-----------------------                 ---------------------------------------
(State or other jurisdiction            (I.R.S. Employer Identification Number)
of incorporation or organization)

    1770 ELLIS AVENUE, SUITE 200, JACKSON, MS            39204
    -----------------------------------------        ------------
    (Address of principal executive offices)          (Zip Code)

                                    (601) 965-8600
               --------------------------------------------------------
                 (Registrant's telephone number, including area code)

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:     NONE
                                                                ----

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:     NONE
                                                                ----

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  YES    X     NO
                                        -------      -------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (17 CFR Section 405) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K
or any amendment to this form 10-K.   (X )

The Company is closely-held and is not actively traded; therefore, the aggregate market value of voting stock held by nonaffiliates is not applicable.

The number of shares of Registrant's Common Stock, par value one cent ($.01) per share, outstanding at June 30, 1997, was 425,000.

                                  CAUTIONARY NOTICE


    This Annual Report of Jitney-Jungle Stores of America, Inc. on Form 10-K contains forward-looking statements in which the Company's management shares its knowledge and judgment about factors that it believes may materially affect Company performance in the future. Terms expressing future expectations, including expectations concerning future sales, revenues and earnings, and like expressions typically identify such statements.

    All forward-looking statements, although made in good faith, are subject to the uncertainties inherent in predicting the future. They are necessarily speculative, and factors such as unusual distribution problems, breakdown of quality control, competitive pressures, customer dissatisfaction, and general deterioration in economic conditions may cause results to differ materially from any that are projected.

    Forward-looking statements speak only as of the date they are made, and readers are warned that the Company undertakes no obligation to update or revise such statements to reflect new circumstances or unanticipated events as they occur.

    Readers are urged to carefully review and consider disclosures made by the Company in this and other reports that discuss factors germane to the Company's business. See particularly the Company's reports on Forms 10-K, 10-Q and 8-K filed with the Securities and Exchange Commission.

                        JITNEY-JUNGLE STORES OF AMERICA, INC.

                                  TABLE OF CONTENTS

ITEM                                                                      PAGE
                                        PART I

    1.   Business.............................................................3

    2.   Properties...........................................................7

    3.   Legal Proceedings....................................................9

    4.   Submission of Matters to a Vote of Security Holders..................9

                                       PART II

    5.   Market for the Registrant's Common Equity and
              Related Stockholder Matters.....................................9

    6.   Selected Financial Data.............................................10

    7.   Management's Discussion and Analysis of Financial Condition
              and Results of Operations......................................11

    8.   Financial Statements and Supplementary Data.........................20

    9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.......................................40

                                       PART III

    10.  Directors and Executive Officers of the Registrant..................40

    11.  Executive Compensation..............................................43

    12.  Security Ownership of Certain Beneficial Owners and
         Management..........................................................47

    13.  Certain Relationships and Related Transactions......................49

                                       PART IV

    14.  Exhibits, Financial Statement Schedules and Reports
         on Form 8-K.........................................................51

                                        PART I

ITEM 1.  BUSINESS

GENERAL

    Jitney-Jungle Stores of America, Inc. and subsidiaries (the "Company") is a leading operator of supermarkets in the Southeast. As of May 3, 1997 the Company operated 105 stores located throughout Mississippi and in selected markets in Tennessee, Arkansas, Alabama, Louisiana and Florida. The Company is the largest supermarket operator in Mississippi, with 73 stores.

    On November 16, 1995, the Company and JJ Acquisitions Corp. ("JJAC") entered into an Agreement and Plan of Exchange and of Merger (the "Merger"). In connection with the Merger on March 5, 1996, JJAC among other things, (i) issued and sold $200 million of unsecured senior notes due 2006 (the "Senior Notes"),
(ii) entered into a $100 million revolving credit agreement ("the Credit Facility") with Fleet Bank, N.A. (formerly NatWest Bank, N.A.), (iii) issued and sold Common Stock and a warrant in the aggregate amount of $7.4 million, and
(iv) issued and sold three classes of Preferred Stock in the aggregate amount of $57.6 million. The proceeds from the sale of the notes, the Common Stock, warrants and Preferred Stock, together with borrowing under the Credit Facility and the use of existing cash balances of the Company were used to repay certain outstanding indebtedness, purchase Common Stock from existing shareholders and pay fees and expenses related to the Merger. JJAC was merged with and into the Company, with the Company continuing as the surviving corporation. Upon the completion of the Merger, Bruckmann, Rosser, Sherrill & Co., L.P., owned 356,250 shares or approximately 83.82% of the Company's outstanding Common Stock on an undiluted basis.

    Through a public offering, JJAC issued and sold the Senior Notes which bear interest at a rate of 12% per annum, payable semiannually on March 1 and September 1 of each year. In addition, on March 5, 1996, the Company entered into the Credit Facility, and borrowings outstanding under the Credit Facility at May 3, 1997 were $8 million. The commitments under the Credit Facility will terminate, and all loans outstanding thereunder will be required to be repaid in
full on March 5, 2001.   Both the Senior Notes and the Credit Facility restrict
future payment of dividends.

    On July 8, 1997, the Company entered into a definitive merger agreement with Delchamps, Inc. ("Delchamps"). Pursuant to the agreement, a wholly-owned subsidiary of the Company has commenced an all-cash tender offer (the "Offer") for all of Delchamps' outstanding common stock at a price of $30 per share. The Offer is conditioned upon, among other things, there being tendered and not withdrawn prior to the expiration date of the Offer at least two-thirds of the outstanding shares of Delchamps' common stock. In addition, regulatory approval and the consent of the holders of the Company's Senior Notes is required. For additional information concerning the Delchamps acquisition, see Item 7-Management's Discussion and Analysis of Financial Condition and Results of Operations.

STORE FORMATS

    Through its 78 years of operations in the Southeast, the Company has developed a strong consumer franchise, with many of its stores located in prime, high-traffic sites that provide significant competitive advantages. The Company currently operates supermarkets under three formats, each targeting specific market segments: (i) conventional supermarkets operating under the "Jitney-Jungle" name, (ii) combination food and drug supermarkets operating primarily under the "Jitney- Premier" name and (iii) discount supermarkets operating primarily under the "Sack and Save" name. The Company currently operates 104 supermarkets (77 conventional stores averaging approximately 27,000 square feet, 5 combination stores averaging approximately 57,000 square feet and 22 discount stores averaging approximately 60,000 square feet) and 53 gasoline stations including recent changes made subsequent to fiscal year end. All of the Company's conventional and combination supermarkets utilize a "Hi-Lo" pricing strategy (featuring competitive prices on all product offerings as well as a selection of items that are promoted at lower prices to generate increased customer traffic), offer a wide range of specialty departments, deliver high levels of service to customers and utilize the Jitney-Jungle Gold Card (a frequent shopper card) which was launched in January, 1997. Also, the 5 combination supermarkets offer expanded general and specialty merchandise, a wider range of full-service departments, expanded beauty care and pharmacy departments, superior customer service and are open 24-hours a day, seven days a week. The Company's 22 discount supermarkets utilize an everyday low price strategy (featuring consistently low prices aimed at the value conscious shopper).
The discount supermarkets have lower operating costs than the conventional and combination supermarkets due to fewer service departments, lower customer service levels and enhanced productivity methods. The Company also operates 53 gasoline stations at selected supermarket sites. The Company features nationally advertised and distributed merchandise, and also markets food products under a private label program. The Company advertises through various media including circulars, newspapers, radio and television. Print media is the primary form of advertising and is used extensively on a weekly basis to advertise featured items; however, in July 1997 the Company began shifting a significant portion of its total advertising expenditures to television and radio media, focusing on a quality and service image, in order to reach a wider target audience.

    In addition to its strategically located store base, the Company believes that it benefits from the following: (i) a strong consumer franchise; (ii) prime, high-traffic supermarket sites; (iii) a store base, approximately 90% of which has been remodeled or built within the last five years; (iv) a successful private label program; (v) centralized and efficient distribution facilities; and (vi) some of the fastest growing markets in the United States in terms of per capita income and employment.

COMPETITION

    The Company's business is highly competitive. Competition is based primarily on supermarket location, price, service, convenience, cleanliness and product quality and variety. There is direct competition from many supermarkets, including independent stores and local outlets of regional and national chains. Competition also exists with respect to particular products from such retailers as convenience stores, warehouse stores, drugstores and nonfood superstores.

EMPLOYEES

    As of May 3, 1997, the Company employed approximately 10,600 people, of whom approximately 41% were full-time and 59% were part time employees. Approximately 9,700 were employed in supermarkets and gasoline stations, 600 were employed in the warehousing operations and 300 were employed in the Company's business office. The Company currently employs, on average, approximately 93 employees in each store.

    The Company has an incentive compensation plan covering its key management staff. Incentive compensation for store operations is based upon the profitability of the operations within the scope of their management responsibility.

TRADE NAMES, SERVICE MARKS, TRADEMARKS AND FRANCHISES

    The Company uses a variety of trade names, service marks and trademarks. Except for "Jitney-Jungle", "Sack and Save" and "Pump And Save", the Company does not believe any of such trade names, service marks or trademarks are material to its business.

ENVIRONMENTAL MATTERS

    The Company is subject to federal, state and local laws and regulations including those relating to environmental protection, work place safety, public health and community right-to-know. The Company's grocery stores are not highly regulated under environmental laws since the Company does not engage in any industrial activities at those locations. The Company's expenditures to comply with such laws and regulations at its grocery stores primarily consist of those related to retrofitting chlorofluorocarbon ("CFC") chiller units. In addition, 54 of the Company's facilities (including all 53 of the Pump and Save facilities) contain underground tanks for the storage of petroleum products, such as gasoline and diesel fuel. The Company maintains an environmental compliance program that includes the implementation of required technical and operational activities designed to minimize the potential for leaks and spills, maintenance of records and the regular testing and monitoring of tank systems for tightness. There can be no assurance, however, that these tank systems will at all times remain free from leaks or that the use of these tanks will not result in spills. Nine of the facilities have had leaks or spills, all of which have been or are being responded to in conjunction with the appropriate regulatory agencies. Historically, none of the nine locations which have had leaks or spills have required expenditures that would have had a material effect on the results of operations, liquidity or financial condition of the Company. All significant required expenditures in connection with the cleanup of such leaks and spills have been made at these nine sites. Any future leak or spill, depending on such factors as the material involved, quantity, environmental setting and availability of state cleanup funds, could result in response activities that could interrupt the Company's operations and could result in costs to the Company that could have a material adverse effect on the Company. In addition, there can be no assurance that future environmental legislation and regulation will not require material expenditures by the Company or otherwise have a material adverse effect on the Company's operations.

    The Company has incurred expenditures related to the above matters of approximately $800,000, $246,000, and $480,000 for fiscal years ended 1997, 1996 and 1995, respectively. Approximately $277,000 in expenditures are contemplated for retrofitting the CFC units and approximately $825,000 in expenditures are contemplated for tank upgrading to comply with the 1998 tank standards or closure in fiscal 1998. These regulation compliance costs are not covered by insurance.

GOVERNMENTAL REGULATION

    The Company is subject to regulation by a variety of governmental agencies, including but not limited to the United States Food and Drug Administration, the United States Department of Agriculture and other federal, state and local agencies.

ITEM 2.  PROPERTIES

    The following table recaps store data for fiscal 1997, 1996 and 1995:


                                                    Fiscal
                                           ------------------------
                                           1997 (a)    1996   1995
                                           ------------------------

STORES                  Beginning of Year       103     106    106
                        Opened                    2       4      2
                        Closed                    0       7      2
                                             ----------------------
                        End of Year             105     103    106
                                             ======================

STORE COMPOSITION       Conventional             76      72     71
  AT YEAR END           Combination               2       2      1
                        Discount                 27      29     34
                                             ----------------------
                        Total                   105     103    106
                                             ======================

AVERAGE SQUARE FEET     Conventional         26,500  26,000 25,000
                        Combination          56,900  56,100 57,300
                        Discount             57,800  57,100 55,200

STORE LOCATIONS         Mississippi              73      71     72
  AT YEAR END           Alabama                  11      11     13
                        Arkansas                  5       5      6
                        Florida                   2       2      1
                        Tennessee                 7       7      7
                        Louisiana                 7       7      7
                                             ----------------------
                        Total                   105     103    106
                                             ======================

GASOLINE STATIONS       Beginning of Year        46      37     31
                        Opened                    7      11      6
                        Closed                    0       2
                                             ----------------------
                        End of Year              53      46     37
                                             ======================

GASOLINE STATION        Mississippi              43      38     28
LOCATIONS AT YEAR END   Louisiana                 1       1      1
                        Tennessee                 4       3      2
                        Alabama                   2       2      4
                        Florida                   1       1      1
                        Arkansas                  2       1      1
                                             ----------------------
                        Total                    53      46     37
                                             ======================

(a) Changes subsequent to fiscal year end not included above are one conventional supermarket and one gasoline station closed, one gasoline station opened and 5 discount supermarkets converted (2 to conventional supermarkets and 3 to combination supermarkets).


    All of the Company's store properties are leased, with the exception of one store. Thesae leases generally obligate the Company to pay its proportionate share of real estate taxes, common area maintenance charges and insurance costs. In addition, such leases generally provide for percentage of sales rent when sales from the store exceed a certain dollar amount. These leases are usually long-term, with one or more renewal options. With the exception of one lease, which will expire in 2001, all leases will expire between 2005 and 2036 if the company exercises all its options to renew. The Company owns the fixtures and equipment in each leased location and has made various leasehold improvements to these store sites.

    Certain parties affiliated with the Company hold 18 leases, representing approximately 23% of the dollar amount of the Company's capital leases. Management believes that each of these leases is on an arm's length basis and is on terms that are no less favorable to the Company than could have been obtained with non-affiliated parties at the time each was entered into.

    The Company owns all of its warehouse and distribution facilities except for its 120,000 square foot dry grocery and health and beauty care facility. This lease expires July 31, 2004 (including all renewal options). The table below details Jitney-Jungle's warehouse and distribution facilities according to their function; all of such facilities are located in Jackson, Mississippi.

      FUNCTION                                           SQUARE FEET

      Dry Grocery..........................................415,000
      Meat and Dairy....................................... 90,000
      Dry Grocery and Health and Beauty Care...............120,000
      Transportation and Damage Reclaim.................... 43,000
      Produce, Eggs and Floral............................. 67,000
      Frozen Foods......................................... 79,000
                                                            ------
      Total Warehouse .....................................814,000
                                                           -------
                                                           -------

    In the first quarter of fiscal 1997, the Company sold the operating assets of its 24,000 square foot bakery for $750,000 and received $5.25 million as consideration for entering into a five-year supply agreement with the purchaser of such operating assets. The $5.25 million is being amortized over the term of the supply agreement.

    The Company began construction on a new produce warehouse facility in fiscal year 1996. The new produce warehouse was completed in fiscal year 1997 and has been operational since September 28, 1996.

ITEM 3.  LEGAL PROCEEDINGS

    The Company is not a party to any material pending legal proceedings, other than ordinary litigation incidental to the conduct of its business and the ownership of its properties.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    There were no matters submitted to a vote of security holders during the fourth quarter of its fiscal year ended May 3, 1997.



                                       PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

    The Company is closely held and is not actively traded at this time; therefore, there is not a current market.

    As of June 30, 1997, there were thirty-two (32) holders of record of Common Stock.

    The following table sets forth the dividends paid by Jitney-Jungle to its shareholders during the last two fiscal years. After the Merger, the payment of regular biannual cash dividends on Common Stock was discontinued, and the Company does not contemplate the declaration of dividends on Common Stock. In addition, the Senior Notes and the Credit Facility entered into by the Company in connection with the Merger restrict future payment of dividends.


                                       FOR FISCAL YEAR ENDED
                                 --------------------------------
                                  MAY 3, 1997     APRIL 27, 1996
                                 ------------    ----------------

            Semiannual               NONE             $1,877
            Semiannual               NONE              NONE


                                          9

ITEM 6. SELECTED FINANCIAL DATA


              JITNEY JUNGLE STORES OF AMERICA, INC. AND SUBSIDIARIES

                   FIVE YEAR SUMMARY OF SELECTED FINANCIAL DATA

                             (53 weeks)  (52 weeks)  (52 weeks)  (52 weeks)  (52 weeks)
(DOLLARS IN THOUSANDS)          May 3,    April 27,   April 29,   April 30,    May 1,
EXCEPT PER SHARE AMOUNT)         1997       1996        1995        1994        1993
---------------------------------------------------------------------------------------

OPERATING RESULTS:

     Net Sales                $1,228,533  $1,179,318  $1,173,927  $1,152,333   $1,070,693
     Gross Profit                303,087     292,063     288,188     276,546      250,999
     Interest expense (net):
      Debt                        27,117       4,232       1,606       2,916        1,723
      Capitalized lease
        obligations                9,098       8,768       9,217       8,710        8,194
      Earnings before income
        taxes
        and extraordinary item     1,085      24,977      30,220      27,135       26,471

     Income taxes                    339       9,062      11,417       9,956        9,354
     Earnings before
       extraordinary item            746      15,915      18,803      17,179       17,117
     Extaordinary item (net)                  (1,456)
     Net Earnings                    746      14,459      18,803      17,179       17,117
     Net Earnings as a
     percent of sales              0.06%       1.23%       1.60%       1.49%        1.60%
                              -----------------------------------------------------------

COMMON STOCK DATA:

     Earnings (loss) per
       common and
     common equivalent share:
     Earnings (loss) before
       extraordinary item      $ (16.26)  $  162.88   $  923.15    $ 843.42    $   840.37
     Extaordinary item                       (15.96)
     Net Earnings (Loss)         (16.26)     146.92      923.15      843.42        840.37
                              ------------------------------------------------------------

FINANCIAL POSITION:
     Total assets              $267,845   $ 279,003   $ 312,415    $296,803    $  269,798
     Working Capital                (92)     26,449      71,929      60,385        60,108
     Long-term debt             208,000     239,059      38,727      40,628        42,476
     Capitalized lease
       obligations
     (including current)         64,462      63,402      60,471      62,186        56,189
     Redeemable preferred
       stock                     57,921      49,988
     Stockholders' Equity
      (Deficit)                (152,002)   (144,815)    140,216     124,857       111,099
                              ------------------------------------------------------------


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following discussion of the Company's results of operations and of its liquidity and capital resources should be read in conjunction with the Consolidated Financial Statements and the notes thereto contained elsewhere in this report.



RESULTS OF OPERATIONS

GENERAL

    As of May 3, 1997 the Company operated a chain of 105 supermarkets and 53 gasoline stations. Net sales from gasoline stations during fiscal 1997, 1996, and 1995 were 6.9%, 5.2%, and 4.0%, respectively, of the Company's net sales for such periods. The Company reports results of operations on a 52 or 53 week fiscal year ending on the saturday nearest to April 30 of each year. The Company's first three fiscal quarters are 12 weeks, and the last quarter is 16 or 17 weeks. The consolidated statements of earnings for the fiscal years ended May 3, 1997, April 27, 1996, and April 29, 1995 include 53 weeks for fiscal 1997 and 52 weeks of operations for fiscal 1996 and 1995.

    The following sets forth, for the periods indicated, selected financial information expressed as a percentage of net sales.


                                                       FISCAL YEAR
                                          -----------------------------------
                                             1997         1996        1995
                                          (53 WEEKS)   (52 WEEKS)  (52 WEEKS)
                                          -----------  ----------  ----------

Net sales.................................  100.00%     100.00%     100.00%
Gross profit..............................   24.67       24.77       24.55
Direct store, warehouse and
   administrative expenses and special
     charges..............................   21.63       21.55       21.05
                                           -------      ------      ------
Operating income..........................    3.04        3.22        3.50
Interest expense, net.....................    2.95        1.10        0.92
                                           -------     -------     -------
Earnings before income taxes and
   extraordinary item.....................    0.09        2.12        2.58
Provision for income taxes................    0.03        0.77        0.98
Extraordinary item (net of income tax
   benefit)...............................    0.00        0.13        0.00
                                          --------     -------    --------
Net income................................    0.06%       1.22%       1.60%
                                          ========     =======     =======


    Approximately 20% of the Company's sales result from its private label program. Private label products generally have a lower unit sales price than national brands, but provide a higher gross margin to the Company due to lower unit costs.

    During the past three years, an overall lack of inflation in food prices and increasingly competitive markets have made it difficult for the Company and other supermarket operators to achieve comparable store sales gains. Because sales growth has been difficult to attain, many operators, including the Company, have attempted to maintain market share through increased levels of promotional activities and discount pricing, creating a more difficult environment in which to increase year-over-year sales gains consistently. In addition, because of the growth in the Southeast market, any supermarket operators, including the Company, have opened new stores in existing markets which has resulted in declines in same store sales for the (comparable) store base of these same supermarket chains.


SUBSEQUENT EVENT

    On July 8, 1997, the Company entered into a definitive merger agreement with Delchamps, Inc. ("Delchamps"). Pursuant to the agreement, a wholly-owned subsidiary of the Company has commenced an all-cash tender offer (the "Offer") for all of Delchamps' outstanding common stock at a price of $30 per share. The Offer is conditioned upon, among other things, there being tendered and not withdrawn prior to the expiration date of the Offer at least two-thirds of the outstanding shares of Delchamps' common stock. In addition, regulatory approval and the consent of the holders of the Company's Senior Notes is required.

    Following consummation of the offer, the company's wholly-owned subsidiary will be merged (the "Merger") with and into Delchamps, with Delchamps continuing as the surviving corporation. The aggregate consideration expected to be paid to current stockholders of Delchamps will be approximately $221 million. Delchamps operates 118 retail supermarkets in Alabama, Florida, Louisiana and Mississippi as well as 10 liquor stores in the state of Florida. Delchamps' net sales, net income and EBITDA was $1,120.7 million, $5.7 million and $40.6 million, respectively for the latest twelve months ended March 29, 1997.

    In connection with the Offer, the Company expects to issue and sell approximately $200 million of senior subordinated notes and to amend and restate its Credit Facility to increase the commitments thereunder from $100 million to $150 million. The Company intends to use the $200 million of gross proceeds from the sale of such notes, together with approximately $72 million of borrowings under the Credit Facility and approximately $6 million of excess cash, to pay the $221 million of consideration for Delchamps, repay approximately $24 million of Delchamps' outstanding indebtedness, pay approximately $12 million of change of control payments to certain Delchamps executives and pay approximately $21 million of transaction fees and expenses.

    The Company will continue to evaluate the business and operations of Delchamps during the pendency of the offer and after the consummation of the Offer and the Merger. The Company intends to seek additional information about Delchamps during this period. Thereafter, the Company intends to review such information as part of a comprehensive review of Delchamps' business, assets, operations, corporate structure, dividend policy, capitalization, policies, management and personnel with a view to optimizing Delchamps' potential contribution to the Company's business. Although the Company is still developing its business plan with respect to Delchamps after the consummation of the Offer, the Company generally intends to integrate the operations of Delchamps with the operations of the company as soon as practicable to achieve operating synergies. At this time, the Company has not specifically determined how this integration will be structured. The combining of Delchamps' business with the Company's business could, among other things, involve consolidating and streamlining certain operations and reorganizing other businesses and operations.

NET SALES

    THE FOLLOWING SETS FORTH, FOR THE PERIODS INDICATED, NET SALES OF THE
COMPANY.


                                                   (DOLLARS IN MILLIONS)
                                            ----------------------------------
                                               1997        1996        1995
                                             (53 WKS)    (52 WKS)    (52 WKS)
                                            ----------   --------   ----------

Net sales.................................   $1,228.5    $1,179.3    $1,173.9
Increase from prior year..................      $49.2        $5.4       $21.6
Percentage increase over prior year.......        4.2%        0.5%        1.9%
Percentage (decrease) increase in same
  store sales.............................       0.20%       0.01%       (0.56%)


    The net sales increase of 4.2% in 1997 was primarily due to the opening of two supermarkets, the opening of seven new gasoline stations and the extra "53rd" week. Without this extra "53rd" week, sales would have increased approximately 2.2%. In addition, the Jitney-Jungle Gold Card (a frequent shopper card program) was launched at the beginning of the 4th quarter in January 1997 and, as a result, sales and customer count have increased.

    The net sales increase of 0.5% in 1996 was primarily due to the opening of four grocery supermarkets and the opening of eleven new gasoline stations, partially offset by the effect of closing seven supermarkets and two gasoline stations in fiscal 1996.

GROSS PROFIT

    The following sets forth, for the periods indicated, gross profit of the Company.


                                               (DOLLARS IN MILLIONS)
                                         ----------------------------------
                                            1997        1996        1995
                                          (53 WKS)    (52 WKS)    (52 WKS)
                                         ----------  ---------    ---------

Gross profit.............................  $303.1      $292.1      $288.2
Increase from prior year.................   $11.0        $3.9       $11.6
Gross profit percentage..................    24.7%       24.8%       24.5%
Increase (decrease) from prior year......    (0.1%)       0.3%        0.5%


    The decrease in gross profit as a percentage of net sales of 0.1% for fiscal 1997 was principally due to the effect of the new Jitney-Jungle Gold Card (frequent shopper card) which was launched in January 1997.

    The increase in gross profit as a percentage of net sales of 0.3% for fiscal 1996 was due to (i) improved procurement results due to continued enhancements and improved utilization of the Company's information systems, which resulted in better buying decisions at better prices and (ii) the re-negotiation of a supply contract with Fleming Companies, Inc. in January 1996.


DIRECT STORE, WAREHOUSE AND ADMINISTRATIVE EXPENSES

    The following sets forth, for the periods indicated, direct store, warehouse and administrative expenses for the Company.


                                                  (DOLLARS IN MILLIONS)
                                        ---------------------------------------
                                             1997         1996         1995
                                           (53 WKS)     (52 WKS)     (52 WKS)
                                        ---------------------------------------

Direct store, warehouse and administrative
   expenses (including special charges) ..  $265.8       $254.1        $247.1
Increase from prior year..................   $11.7         $7.0          $9.4
Percentage increase from prior year.......     4.6%         2.8%          4.0%
Expenses as a percentage of sales.........    21.6%        21.6%         21.1%


    In fiscal 1997, direct store, warehouse and administrative expenses increased $11.7 million principally due to the "53rd" week while such expenses as a percentage of net sales remained the same at 21.6%. In fiscal 1997, personnel costs, the largest single component of store operating, selling and administrative expenses, were $152.9 million, or 12.4% of net sales, compared to $146.6 million or 12.4% of net sales for fiscal 1996. Depreciation and amortization increased $4.0 million principally due to acquisitions of property and equipment (including capital leases) associated with the Company's remodeling program, acquisition of new stores and gasoline stations and increased debt issue costs related to the Merger. Group insurance expense increased $.5 million principally due to an increase in medical claims paid during the year by the self-insured plan. Closed Operations expense increased $.7 million and included a provision for the closing of one conventional supermarket and one gasoline station in July 1997. The increases in SG&A were offset by reductions in store supplies and advertising costs and by an increase in backhaul income. In addition SG&A included the charge to expense of $2.7 million for costs associated with the employment contract of the Company's former Chief Executive Officer and the severance pay of various associates (a) who retired early or (b) whose positions were eliminated.

    In fiscal 1996, personnel costs, the largest single component of store operating, selling and administrative expenses, were $146.6 million, or 12.4% of net sales, compared to $143.5 million, or 12.2% of net sales for fiscal 1995.
In addition to personnel costs, other increases in operating expenses for fiscal 1996 were principally due to increases in insurance expense ($0.8 million) as a result of a larger provision for workers compensation and general liability insurance, repairs and maintenance ($0.4 million), certain non-recurring legal and professional fees, and also depreciation and amortization expense which amounted to $27.3 million in fiscal 1996, or 2.3% of net sales, compared to $25.4 million for fiscal 1995, or 2.2% of net sales. The increase in depreciation and amortization in fiscal 1996 was primarily a result of increased capital expenditures relating to the remodeling of stores in fiscal 1995 and increased debt issue costs related to the merger.


OPERATING INCOME
    As a percentage of net sales, operating income remained relatively constant for 1997, 1996 and 1995 at 3.0%, 3.2% and 3.5%, respectively.

EBITDA
    The following sets forth, for the periods indicated, EBITDA of the company.


                                                  (DOLLARS IN MILLIONS)
                                         --------------------------------------
                                            1997          1996          1995
                                          (53 WKS)      (52 WKS)      (52 WKS)
                                         ----------    ----------    ----------

EBITDA....................................  $70.3        $64.9         $65.2
Increase (decrease) from prior year.......   $5.4        ($0.3)         $1.8
EBITDA percentage of net sales............    5.7%         5.5%          5.6%


    As a percentage of net sales, EBITDA remained relatively constant for 1997, 1996 and 1995 at 5.7%, 5.5% and 5.6% respectively. EBITDA represents income before interest, income taxes, depreciation, amortization and LIFO charges. Fiscal 1997 is calculated before any deduction for certain non-recurring charges totaling $2.7 million. EBITDA, as disclosed herein, is neither a measurement pursuant to generally accepted accounting principals nor a measurement of operating results.

NET INTEREST EXPENSE

    The following sets forth, for the periods indicated, net interest expense of the Company.


                                                 (DOLLARS IN MILLIONS)
                                          ------------------------------------
                                             1997        1996          1995
                                           (53 WKS)    (52 WKS)      (52 WKS)
                                          ----------  ----------    ----------

Net interest expense......................  $36.2        $13.0         $10.8
Increase from prior year..................  $23.2         $2.2         ($0.9)
Percentage increase over prior year.......  178.5%         2.0%         (7.7%)


    The increase in net interest expense for fiscal 1997 was primarily due to interest expense on the Senior Notes and the credit facility, which were in place all of fiscal 1997 and only two months of fiscal 1996.

    The increase in net interest expense for fiscal 1996 was primarily due to interest expense of $3.6 million on the senior notes and $0.5 million on the Credit Facility which was partially offset by the decrease in interest expense as a result of repayment of historical debt prior to maturity and increase in interest income to $2.4 million for fiscal 1996 from $1.7 million for fiscal 1995.

INCOME TAXES

The following sets forth, for the periods indicated, income taxes of the Company.


                                                  (DOLLARS IN MILLIONS)
                                           ------------------------------------
                                              1997        1996          1995
                                            (53 WKS)    (52 WKS)      (52 WKS)
                                           ----------   ---------    ----------

Income tax expense........................    $.3         $9.1         $11.4
Income tax effective rate.................   31.2%        36.3%         37.8%
Increase (decrease) in rate from prior
  year....................................   (5.1%)       (1.5%)         1.1%


    The decrease in income taxes for fiscal 1997 principally resulted from lower pretax earnings and a decrease in the effective tax rate which was primarily due to credits applicable to state income taxes.

    The decrease in income taxes for fiscal 1996 principally resulted from lower pretax earnings and a decrease in the effective tax rate which was principally due to the elimination of inter-company profit of a wholly owned subsidiary which previously was not included in the consolidated tax return.

EXTRAORDINARY ITEM

    In the fourth quarter of 1996 in connection with the Merger, the Company retired $35.7 million in long-term debt prior to its scheduled maturity. Prepayment penalties associated with early retirement of this debt resulted in an extraordinary loss of $1.5 million, net of an income tax benefit of $0.9 million.

NET INCOME

The following sets forth, for the periods indicated, net income of the Company.


                                                 (DOLLARS IN MILLIONS)
                                         ------------------------------------
                                            1997         1996         1995
                                          (53 WKS)     (52 WKS)     (52 WKS)
                                         ----------   ----------   ----------

Net income.................................   $.7        $14.5       $18.8
Increase (decrease) from prior year........($13.8)       ($4.3)       $1.6
Net income percentage of net sales.........    .06%        1.2%        1.6%



    Changes in net income are due to the factors reflected above.

Liquidity and capital resources

    Historically, the Company has funded its working capital requirements, capital expenditures and other needs principally from operating cash flows. Due to the Merger, however, the Company has become highly leveraged and has certain restrictions on its operations. At fiscal year end, the Company had $272.4 million of total long-term debt (including capitalized leases and current installments) and a shareholders deficit of $152.0 million. The Company intends to issue up approximately $278 million of new debt to finance the Delchamps acquisition and to repay indebtedness of Delchamps in connection with the acquisition. The Company's principal uses of liquidity are to fund working capital, meet debt service requirements and finance the company's supermarket expansions.

    The Company's principal sources of liquidity are expected to be cash flow from operations and borrowings under the $97.5 million Credit Facility (the original total commitment of $100 million reduced by $1.25 million on December 31, 1996 and by $1.25 million on March 31, 1997 as per terms of the revolving credit agreement). The Company has outstanding $10.5 million in letters of credit issued under the Credit Facility principally to secure obligations pursuant to a capitalized lease and to secure obligations under an existing supply contract with Topco Associates, inc. ("Topco"). Borrowings outstanding at May 3, 1997 under the Credit Facility were $8.0 million. The commitments under the Credit Facility will terminate, and all loans outstanding thereunder will be required to be repaid in full on March 5, 2001. Borrowings under the Credit Facility, including revolving loans and up to $20.0 million in letters of credit, will not exceed the lesser of (i) the "Total Commitment", which initially will be $100.0 million, and (ii) an amount equal to the sum of (A) up to 60% of eligible inventory (valued at the lesser of FIFO cost or market value) of the Company and (B) the "Supplemental Availability", which initially is $45.0 million. Each of the Total Commitment and the Supplemental Availability will be reduced on a quarterly basis by $1.25 million per quarter. The Company expects to amend and restate the Credit Facility in connection with the Delchamps acquisition to increase the commitments thereunder from $100 million to $150 million.

    Cash provided by operating activities during fiscal 1997 was $66.4 million compared to $55.5 million for fiscal 1996 and $45.7 million for fiscal 1995. In fiscal year 1997, inventories decreased due to an inventory reduction plan implemented by management and accounts payable increased by improving customer terms to industry standards. These working capital improvements were partially offset by the reduction in net income due principally to the increase in cash interest expense this year as a result of additional borrowing activities discussed above. The principal reason for the increase of cash provided by operating activities for fiscal 1996 was a decrease in inventories due, in part, to store closings and a decrease in receivables which reflects a reduction in the uncollected billbacks due from vendors.

    Net cash used in investing activities was $22.3 million during fiscal 1997, $12.4 million for fiscal 1996 and $46.0 million for fiscal 1995. Cash was primarily used for Capital expenditures. capital expenditures were $24.1 million for fiscal 1997, $30.1 million for fiscal 1996, and $23.9 million for fiscal 1995. In addition to capital expenditures related to new stores opened in fiscal years 1997, 1996 and 1995, the company had several significant expansion and conversion projects.

    Net cash used in financing activities was $35.4 million for fiscal 1997, $57.6 million for fiscal 1996 and $10.2 million for fiscal 1995. The principal uses of funds in financing activities for fiscal 1997 and fiscal 1995 were the payment of long-term debt and capital lease obligations. The main uses of funds in financing activities in fiscal year 1996 were the redemption of Common Stock and related merger costs, the principal payments on debt and capital lease obligations and payments of dividends to stockholders.

    New stores, remodels, and conversions will continue to be the most significant portion of planned capital expenditures. Capital expenditures for fiscal 1998 are expected to be approximately $35.0 million. Capital expenditure plans of the company are frequently reviewed and are modified from time to time depending on cash availability and other economic factors.

    The Company's expenditures to comply with environmental laws and regulations at its grocery stores primarily consist of those related to remediation of underground storage tank leaks and spills and retrofitting chlorofluorocarbon ("CFC") chiller units. The Company's unreimbursed cost for remediation at the nine facilities which have had leaks or spills has not been material. All significant required expenditures in connection with the cleanup of such leaks and spills have been made at the nine locations. In addition, the Company has obtained insurance coverage for bodily injury, property damage and corrective action expenses resulting from releases of petroleum products from underground storage tanks during the covered period at 53 of the 54 locations and an application for such coverage is pending at one additional location. The Company spent $800,000, $246,000 and $480,000 for retrofitting CFC-containing chiller units during fiscal 1997, fiscal 1996 and fiscal 1995, respectively. Approximately $.3 million in expenditures are contemplated for retrofitting the CFC units and approximately $0.8 million in expenditures are contemplated for tank upgrading to comply with 1998 tank standards or closure in fiscal 1998. These regulation driven compliance costs are not covered by insurance.

COST REDUCTION OPPORTUNITIES

    As part of its ongoing process of reviewing and controlling operating costs, management has begun to implement initiatives designed to result in cost savings. Areas which the Company believes offer the greatest potential for such savings include, but are not necessarily limited to, improved labor scheduling, which the Company is currently implementing across its stores, inventory category management programs, which the Company began implementing during fiscal year 1997 and will continue to implement over the next 12 months, reductions in inventories held primarily at store level and improved terms with various merchandise suppliers, which was implemented successfully in fiscal 1997 and a reduction in annual overhead spending related to headcount reductions that the Company began implementing in May, 1997. There can be no assurance that any cost savings will be achieved by the Company as a result of such initiatives.


INFLATION

    As is typical of the supermarket industry, the Company has adjusted its retail prices in response to price trends. During the past three years, there has been an overall lack of inflation in food prices.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

JITNEY-JUNGLE STORES OF AMERICA, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
MAY 3, 1997 AND APRIL 27, 1996
(DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
-------------------------------------------------------------------------------


ASSETS                                                      1997       1996

CURRENT ASSETS:

  Cash and cash equivalents                              $ 14,426    $  5,676
  Investments in debt securities                                          337
  Receivables                                               5,463       4,892
  Inventories:
    Stores                                                 43,462      48,907
    Warehouses                                             21,157      28,538

  Prepaid expenses and other                                1,213       5,155
  Deferred income taxes                                     2,152         376
                                                         --------    --------

       Total current assets                                87,873      93,881

PROPERTY AND EQUIPMENT, at cost:
    Land                                                    2,648       2,782
    Buildings                                              26,370      22,537
    Fixtures and equipment                                167,241     165,202
    Property under capitalized leases                      74,089      76,371
    Leasehold improvements                                 41,518      39,003
                                                         --------    --------
        Total                                             311,866     305,895
    Less accumulated depreciation and amortization        140,378     130,480
                                                         --------    --------

        Net property and equipment                        171,488     175,415
                                                         --------    --------

OTHER ASSETS                                                8,484       9,707







                                                         --------    --------

TOTAL ASSETS                                            $ 267,845   $ 279,003
                                                        =========   =========


See notes to consolidated financial statements.


----------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                 1997       1996

CURRENT LIABILITIES:
  Accounts payable                                           $  49,978   $ 40,008
  Accrued expenses:
    Personnel costs                                              9,350      6,042
    Taxes, other than income taxes                               8,436      6,738
    Insurance claims                                             5,972      4,110
    Interest                                                     4,298      3,742
    Other                                                        5,032      2,533
  Current portion of capitalized leases                          4,899      4,259
                                                             ---------   --------

       Total current liabilities                                87,965     67,432

LONG-TERM DEBT                                                 208,000    239,059

OBLIGATIONS UNDER CAPITALIZED LEASES,
  less current installments                                     59,563     59,143

DEFERRED INCOME TAXES                                            6,398      8,196
                                                             ---------   --------

           Total liabilities                                   361,926    373,830

COMMITMENTS AND CONTINGENCIES (Notes 6, 7, 9 and 14)

REDEEMABLE PREFERRED STOCK (aggregate liquidation
preference value of $60,086 at May 3, 1997 and $52,342
at April 27, 1996)                                              57,921     49,988

STOCKHOLDERS' EQUITY (DEFICIT):
  Class C Preferred Stock - Series 1 (at liquidation
     preference value)                                           8,502      7,604
  Common stock ($.01 par value,  authorized 5,000,000
shares, issued and outstanding 425,000 shares)                       4          4
  Additional paid-in capital                                  (302,326)  (302,326)

  Retained earnings                                            141,818    149,903
                                                             ---------   --------

      Total stockholders' equity (deficit)                    (152,002)  (144,815)
                                                             ---------   --------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)         $ 267,845  $ 279,003
                                                             =========  =========


JITNEY-JUNGLE STORES OF AMERICA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS
YEARS ENDED MAY 3, 1997, APRIL 27, 1996 AND APRIL 29, 1995
(DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
--------------------------------------------------------------------------------


                                               1997          1996         1995

NET SALES                                  $ 1,228,533   $ 1,179,318  $ 1,173,927



COSTS AND EXPENSES:
  Cost of sales                                925,446       887,255      885,739
  Direct store expenses                        199,956       193,483      189,422
  Warehouse, administrative and general         63,094        60,603       57,723
  Interest expense, net                         36,215        13,000       10,823
  Special charges                                2,737
                                           -----------   -----------  -----------
       Total cost and expenses

                                             1,227,448     1,154,341    1,143,707
                                           -----------   -----------  -----------

  Earnings before taxes on income and
    extraordinary item                           1,085        24,977       30,220

TAXES ON INCOME                                    339         9,062       11,417
                                           -----------   -----------  -----------

  Earnings before extraordinary item               746        15,915       18,803

EXTRAORDINARY ITEM, NET OF
   INCOME TAX BENEFIT OF $866                                 (1,456)
                                           -----------   -----------  -----------

NET EARNINGS                               $       746   $    14,459  $    18,803
                                           ===========   ===========  ===========


EARNINGS (LOSS) PER COMMON AND COMMON
  EQUIVALENT SHARE:
   Earnings (loss) before extraordinary
     item                                  $    (16.26)  $    162.88  $    923.15
   Extraordinary item                                         (15.96)
                                           -----------   -----------  -----------

   Net earnings (loss)                     $    (16.26)  $    146.92  $    923.15
                                           ===========   ===========  ===========




See notes to consolidated financial statements.

JITNEY-JUNGLE STORES OF AMERICA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY YEARS ENDED MAY 3, 1997, APRIL 27, 1996 AND APRIL 29, 1995 (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)


----------------------------------------------------------------------------------------------------


                                     CLASS C PREFERRED
                                          STOCK,
                                         SERIES 1            COMMON STOCK       ADDITIONAL
                                   ------------------------------------------
                                    NUMBER                 NUMBER                PAID-IN    RETAINED
                                    OF SHARES  AMOUNT      OF SHARES   AMOUNT    CAPITAL    EARNINGS

BALANCE, APRIL 30, 1994                                     20,368    $1,061   $  1,807    $121,989

Cash dividends ($169.09 per share)                                                           (3,444)
Net earnings                                                                                 18,803

BALANCE, APRIL 29, 1995                                     20,368     1,061      1,807     137,348

Cash dividends ($92.15 per share)                                                            (1,877)
Net earnings                                                                                 14,459
Issuance of shares and warrants      76,041   $7,604       425,000         4      7,377
Redemption of common stock
  and related merger costs                                 (20,368)   (1,061)  (311,510)
Accretion of discount on Class A
  Preferred Stock                                                                               (27)
                                    -------  -------      --------   -------   --------     -------

BALANCE, APRIL 27, 1996              76,041    7,604       425,000         4   (302,326)    149,903

Net earnings                                                                                    746
Accretion of discount on Class A
  Preferred Stock                                                                              (189)
Cumulation of dividends on
  Preferred Stock                                898                                         (8,642)
                                    -------  -------      --------   -------   --------    --------

BALANCE, MAY 3, 1997                 76,041    8,502       425,000    $    4   (302,326)   $141,818
                                    =======  =======      ========   =======   ========    ========



See notes to consolidated financial statements.

JITNEY-JUNGLE STORES OF AMERICA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED MAY 3, 1997, APRIL 27, 1996 AND APRIL 29, 1995
(DOLLARS IN THOUSANDS)
--------------------------------------------------------------------------------

                                                    1997       1996        1995

OPERATING ACTIVITIES:

  Net earnings                                  $    746    $ 14,459   $ 18,803
  Adjustment to reconcile net earnings to net
   cash provided by operating activities:
      Extraordinary item                                       1,456
      Depreciation and amortization               31,319      27,323     25,444
      Loss on disposition of property and
       other assets                                1,899         817      1,037
      Deferred income tax expense (benefit)       (3,574)      2,577      2,260
      Changes in assets and liabilities:
       Receivables                                  (571)      5,866         43
       Store and warehouse inventories            12,826       5,826     (3,621)
       Prepaid expenses and other                  3,941      (2,011)    (1,630)
       Accounts payable                            9,970       1,562      2,690
       Accrued expenses                            9,923      (2,356)       644
                                                 -------     -------   --------

        Net cash provided by operating
          activities                              66,479      55,519     45,670
                                                 -------     -------   --------
INVESTING ACTIVITIES:
  Capital expenditures                           (24,099)    (30,111)   (23,921)
  Debt issue costs                                            (8,214)
  Proceeds from sale of property and other
    assets                                         1,477       2,617      1,210
  Purchase of investments in debt securities                 (23,026)   (65,416)
  Maturities of investments in debt securities       337      46,301     42,096
                                                 -------     -------   --------

     Net cash used in investing activities       (22,285)    (12,433)   (46,031)
                                                 -------     -------   --------

FINANCING ACTIVITIES:
  Proceeds from issuance of long-term debt                   239,059
  Proceeds from issuance of stock and warrants                35,840
  Redemption of common stock and related merger
   costs                                                    (286,824)
  Payments on long-term debt                     (31,059)    (38,412)    (2,431)
  Payments on capitalized lease obligations       (4,385)     (5,355)    (4,342)
  Dividends paid                                              (1,877)    (3,444)
                                                 -------     -------   --------
      Net cash used in financing activities      (35,444)    (57,569)   (10,217)
                                                 -------     -------   --------
INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                                 8,750     (14,483)   (10,578)

CASH AND CASH EQUIVALENTS, Beginning of Year       5,676      20,159     30,737
                                                 -------     -------   --------

CASH AND CASH EQUIVALENTS, End of Year          $ 14,426    $  5,676   $ 20,159
                                                ========    ========   ========

                                                                     (Continued)

JITNEY-JUNGLE STORES OF AMERICA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED MAY 3, 1997, APRIL 27, 1996 AND APRIL 29, 1995
(DOLLARS IN THOUSANDS)
--------------------------------------------------------------------------------

                                                    1997       1996       1995

NON-CASH INVESTING AND FINANCING ACTIVITIES:
  Capitalized lease obligations incurred          $ 3,538    $ 7,971    $ 3,158
                                                  =======    =======    =======
  Recapitalization transactions:
   Preferred stock issued in exchange for notes
     receivable and common stock                             $   184

   Preferred stock issued in settlement of
     deferred compensation obligation                            712
   Preferred stock issued in redemption of
     common stock                                             27,446
   Common stock issued in exchange for notes
     receivable                                                  176
   Common stock issued in redemption of common
     stock                                                       588
                                                             -------

                                                             $29,106
                                                             =======

SUPPLEMENTAL DISCLOSURES:
  Cash paid for interest                          $35,902    $12,915    $12,534
                                                  =======    =======    =======

  Cash paid for income taxes, net of refunds      $(1,521)   $ 7,700    $10,283
                                                  =======    =======    =======



See notes to consolidated financial statements.                     (Concluded)

JITNEY-JUNGLE STORES OF AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED MAY 3, 1997, APRIL 27, 1996 AND APRIL 29, 1995
(DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
-------------------------------------------------------------------------------

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    A. NATURE OF OPERATIONS AND BASIS OF PRESENTATION - The Company operates supermarkets and gasoline stations located in six southeastern states primarily using distribution centers located in Jackson, Mississippi.

        The consolidated financial statements include those of Jitney-Jungle Stores of America, Inc. and its wholly-owned subsidiaries, Southern Jitney Jungle Company, Interstate Jitney Jungle, Inc., McCarty-Holman Co., Inc. and subsidiary, and Jitney Jungle Bakery, Inc. All material intercompany profits, transactions and balances have been eliminated.

    B. USE OF ESTIMATES - The consolidated financial statements are prepared in conformity with generally accepted accounting principles which require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

    C. FISCAL YEAR - The Company's fiscal year ends on the Saturday nearest April 30. Fiscal year 1997 includes the operations of fifty-three weeks and fiscal years 1996 and 1995 include the operations of fifty-two weeks.

    D. INVESTMENTS IN DEBT SECURITIES - Debt securities have been categorized as available for sale and as a result are stated at fair value. The cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization and interest are included in interest income. Realized gains and losses are included in other income or expense. Unrealized holding gains and losses are included as a component of stockholders' equity until realized. The cost of securities sold is based on the specific identification method.

    E. INVENTORIES - Store inventories are stated at cost (last-in, first-out method), as determined principally by the retail inventory method. Warehouse inventories are stated at cost (last-in, first-out method).

    F. CAPITALIZATION, DEPRECIATION AND AMORTIZATION - The cost of property, fixtures, equipment and improvements is depreciated and amortized by the straight-line method over the estimated useful lives of the assets. The estimated useful lives of buildings range from four to forty years and the estimated useful life of fixtures and equipment is eight years. Capitalized lease assets are recorded at the lower of fair market value or the present value of future minimum lease payments. These assets and leasehold improvements are amortized by the straight-line method over their primary lease term. License and franchise rights are amortized by the straight-line method over twenty years. Debt issue costs are amortized over the life of the related debt by the interest method. At each balance sheet date the Company evaluates the recoverability of property, equipment and other long-term assets based upon expectations of nondiscounted cash flows and operating income.

    G. STORE OPENING/CLOSING COSTS - Non-capital expenditures incurred for new or remodeled retail stores are expensed as incurred. When a store is closed, the remaining investment in fixtures and leasehold improvements, net of expected salvage, is charged against earnings; the present value of any remaining lease liability, net of expected sublease recovery, is also expensed.

    H. INCOME TAXES - Deferred tax liabilities and assets are determined based on the differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse.

    I. CASH EQUIVALENTS - For purposes of reporting cash flows, cash equivalents include investments with maturities of three months or less when purchased.

    J. PER SHARE AMOUNTS - Earnings per common and common equivalent share is based on net income (loss) after preferred stock dividend requirements ($7,655 in fiscal year 1997, $987 in fiscal year 1996) and the weighted average number of shares outstanding during each year including shares attributed to outstanding warrants to purchase common stock. For fiscal year 1997 warrants have not been included as their effect is antidilutive. The number of shares used in computing the earnings (loss) per share was 425,000 in fiscal year 1997, 91,241 in fiscal year 1996 and 20,368 in fiscal year 1995.

        Dividends per common share are presented on the basis of total dividends paid, including dividends paid by the entities acquired in the business acquisitions accounted for in a manner similar to that followed for poolings of interest (see Note 2), divided by common shares outstanding after giving retroactive effect to common shares issued in such business acquisitions.

    K. RECLASSIFICATIONS - Certain reclassifications have been made in the 1996 and 1995 consolidated financial statements to conform to the 1997 method of presentation.

2.  MERGER ACTIVITIES

    In a series of transactions that were consummated on March 5, 1996, the Company acquired all of the issued and outstanding stock of Southern Jitney Jungle Company, McCarty-Holman Company, Inc. and Jitney Jungle Bakery (each of which was under common control with the Company) in exchange for 7,495 shares of common stock. These acquisitions have been accounted for at historical cost in a manner similar to that followed for poolings of interest. Prior to the acquisition the operating results of the acquired entities had been included in the Company's financial statements on a combined basis. Accordingly, the acquisitions had no effect on the previously reported results of operations of the Company; however, for purposes of computing earnings per share the issuance of the additional shares of common stock has been given retroactive effect.

    On March 5, 1996, JJ Acquisitions Corp. (JJAC) merged with and into the Company with the Company continuing as the surviving corporation (the "Merger"). JJAC was a wholly-owned subsidiary of Bruckmann, Rosser, Sherrill & Co., L.P. (the "Fund"). Upon consummation of the Merger, the Fund and related investors received 83.82% of the Company's common stock and 11.76% was retained by the shareholders at the time of the Merger.

    The Merger was accounted for as a recapitalization which resulted in a charge to equity of $312,571 to reflect the redemption of common stock of the Company outstanding immediately prior to the Merger and related merger costs, including a closing fee of $4,000 paid to the Fund Manager, an affiliate of the Fund's sole General Partner.

    Prior to the Merger JJAC issued 425,000 shares of common stock for an aggregate of $6,500, issued an aggregate of $22,500 in liquidation preference of Class A Preferred Stock, issued $10,000 in liquidation preference of Class C Preferred Stock, and issued warrants to purchase 75,000 shares of common stock to the then holder (along with related investors) of 100% of the Class A Preferred Stock and 15% of the Class C Preferred Stock. The Company issued $27,446 in liquidation preference of Class B Preferred Stock as part of the consideration to shareholders at the time of the Merger. In the Merger the common stock, Class A Preferred Stock, and Class C Preferred Stock issued by JJAC were converted into like shares of the Company and the Company assumed the obligations of JJAC under the warrants.

    In connection with the Merger, the Company retired $35,700 of long-term debt prior to its scheduled maturity. Early retirement of this debt resulted in an extraordinary loss of $1,456, net of an income tax benefit of $866.

3.  INVENTORIES

    Had the cost for all inventories been determined on the first-in, first-out method, inventories would have been higher by approximately $17,245 at May 3, 1997 and $18,227 at April 27, 1996. LIFO liquidations resulted in an increase in fiscal year 1997 net earnings of approximately $148. The effect on net earnings of LIFO liquidations in fiscal years 1996 and 1995 was not material.

4.  INVESTMENTS IN DEBT SECURITIES

    Investments in debt securities consisted of U.S. Treasury securities which matured in fiscal year 1997. Such investments, classified as available for sale, had no unrealized gains or losses at April 27, 1996. Proceeds from sale of investments in debt securities were approximately $13,000 in fiscal year 1996 and $6,100 in fiscal year 1995. Losses of $43 (1996) and gains of $14 (1995) were realized on those sales.

5.  OTHER ASSETS

    Other assets, net of accumulated amortization of $3,916 (1997) and $3,059
(1996), consisted of the following:


                                                            MAY 3,  APRIL 27,
                                                            1997     1996

Debt issue costs                                           $ 6,913  $ 7,917
License and franchise rights                                   746      838
Other, primarily covenant not to compete                       825      952
                                                           -------  -------

       Total                                               $ 8,484  $ 9,707
                                                           =======  =======

6.  PROPERTY UNDER CAPITAL LEASES AND LEASE COMMITMENTS

    Leased property capitalized in the financial statements is summarized as follows:


                                                            MAY 3,   APRIL 27,
                                                             1997      1996

Store property                                             $70,920  $76,371
Computer equipment                                           3,169
Less accumulated depreciation                              (32,112) (32,993)
                                                           -------  -------

                                                           $41,977 $ 43,378
                                                           =======  =======

    Most store leases provide for contingent rentals based on percentages of sales in excess of stipulated amounts. The leases have primary terms ranging from five to twenty years and generally contain renewal options. Portions of store space are sublet under leases. The present value of future minimum lease payments relative to capitalized leases is included in the financial statements as obligations under capitalized leases. Lease liabilities are amortized over the lease term using the interest method.

    The future minimum rental commitments for capital leases and noncancelable operating leases as of May 3, 1997, were as follows:


                                                         CAPITAL   OPERATING
                                                          LEASES    LEASES

1998                                                    $ 13,840  $  6,056
1999                                                      13,693     5,176
2000                                                      13,261     4,401
2001                                                      12,114     2,557
2002                                                      10,796     1,777
Remaining balance                                         70,024     4,895

Total minimum lease commitments                          133,728  $ 24,862
                                                                  ========


                                                         CAPITAL
                                                          LEASES

Less amount representing estimated executory costs
(taxes, maintenance and insurance)                      $  1,917
                                                        --------

Net minimum lease commitments                            131,811

Less amount representing imputed interest                 67,349
                                                        --------

Present value of minimum lease commitments                64,462

Current portion of obligations under capitalized
leases                                                     4,899
                                                        --------

Obligations under capitalized leases, less current
installments                                            $ 59,563
                                                        --------
                                                        --------




Minimum rental commitments have not been reduced by minimum sublease rentals of $1,306 applicable to capital leases and $841 applicable to operating leases due in the future under noncancelable subleases.

The following schedule shows the composition of total rental expense for all operating leases:


                                                         YEAR ENDED
                                           -------------------------------------
                                               MAY 3,     APRIL 27,   APRIL 29,
                                                1997        1996        1995

Minimum rentals                              $ 10,717    $ 10,211    $ 10,075
Contingent rentals                                325         346         328
Less:  Sublease rentals                          (288)       (219)       (323)
                                             --------    --------    --------

                                             $ 10,754    $ 10,338    $ 10,080
                                             ========    ========    ========



Rents, net of sublease income, paid to affiliated partnerships under long-term lease commitments were as follows:


                                                         YEAR ENDED
                                               -------------------------------
                                                MAY 3,   APRIL 27,  APRIL 29,
                                                 1997      1996       1995

Capitalized leases                             $ 3,062    $ 3,017   $ 3,001
Operating leases                                   331        334       321
                                               -------    -------   -------

                                               $ 3,393    $ 3,351   $ 3,322
                                               =======    =======   =======

    Obligations to affiliated partnerships under capitalized leases were $8,602 at May 3, 1997 and $9,150 at April 27, 1996.


7.  LONG-TERM DEBT
    Long-term debt consisted of the following:

                                                         MAY 3,   APRIL 27,
                                                          1997       1996

Senior notes                                          $ 200,000   $ 200,000

Revolving credit loans                                    8,000      39,059

Long-term debt                                        $ 208,000   $ 239,059
                                                      =========   =========


    Aggregate maturities of long-term debt for the fiscal years following May 3, 1997 are as follows:


2001                                                              $   8,000
2006                                                                200,000
                                                                  ---------

                                                                  $ 208,000
                                                                  =========

    In March, 1996 the Company issued $200,000 of unsecured Senior Notes which mature on March 1, 2006 and accrue interest at the rate of 12% per annum payable semi-annually. The proceeds from issuance of the Senior Notes were used to fund a portion of the Merger consideration (See Note 2). Except under certain conditions, the Senior Notes are not redeemable at the Company's option prior to March 1, 2001. Thereafter, the Senior Notes are subject to redemption at the option of the Company at 106% of principal amount if redeemed during the twelve-month period beginning March 1, 2001 decreasing to 100% of principal amount if redeemed during the twelve-month period beginning March 1, 2004 and thereafter plus accrued and unpaid interest thereon.

    In the event of a change of control as defined in the Indenture, holders of Senior Notes have the right to require the Company to repurchase all or any part of such holder's notes at a price in cash equal to 101% of the aggregate principal amount thereof plus accrued and unpaid interest thereon.

    In March, 1996 the Company entered into a revolving credit agreement with a bank which provides a $100,000 Credit Facility. The Credit Facility was used to finance a portion of the Merger consideration, refinance certain indebtedness, and provide for working capital requirements. The commitments under the Credit Facility will terminate and all loans outstanding thereunder will be required to be repaid in full in March, 2001. Borrowings under the Credit Facility, including revolving loans and up to $20,000 in letters of credit, are limited to the lesser of (i) the "total commitment" which initially was $100,000 and (ii) an amount equal to the sum of (a) up to 60% of eligible inventory (valued at the lesser of FIFO cost or current market) and (b) the "supplemental availability" which initially was $45,000. Each of the total commitment and the supplemental availability will be reduced by $1,250 per quarter, commencing December 31, 1996. The interest rates on borrowings under the Credit Facility are, at the Company's option, a function of the bank's prime rate or LIBOR. The weighted average interest rate of loans under the Credit Facility was 8.44% at May 3, 1997 and 8.62% at April 27, 1996. The agreement requires the Company to pay a facility fee at an annual rate of .50% (.25% subsequent to March 31, 1997) of the unused amount available under the Credit Facility. Letters of credit aggregating $10,481 were outstanding as of May 3, 1997 and April 27, 1996 under the Credit Facility.

    The Senior Notes are guaranteed on a full, unconditional and joint and several basis by each of the Company's subsidiaries. The Credit Facility is guaranteed by each of the Company's subsidiaries. In addition, obligations under the Credit Facility are secured by a first lien on all of the Company's and its subsidiaries' assets.

    The Credit Facility and the Indenture pursuant to which the Senior Notes were issued contain numerous covenants which, among other things, restrict or limit the incurrence of indebtedness, payments of dividends and distributions, and capital expenditures. The Credit Facility also contains numerous financial covenants, the more significant of which relate to leverage ratio, interest coverage ratio and cash flows. As of May 3, 1997 the Company was in compliance with the covenants under its debt agreements.

8.  INCOME TAXES

      Income taxes were composed of the following:


                                                         YEAR ENDED
                                                -----------------------------
                                                 MAY 3,   APRIL 27,  APRIL 29,
                                                  1997      1996       1995

Current provision                               $ 3,913   $ 6,485    $ 9,157
Deferred provision (benefit)                     (3,574)    2,577      2,260
                                                --------  -------    -------

     Total                                      $   339   $ 9,062    $11,417
                                                ========  =======    =======

      The effective tax rate varied from the federal statutory rate of 35% as follows:

                                                         YEAR ENDED

                                                 ----------------------------
                                                 MAY 3,  APRIL 27,  APRIL 29,
                                                  1997     1996       1995

Federal tax at statutory rate                    $ 380   $ 8,742    $ 10,577
State income taxes, net of federal tax benefit     (25)      400         665
Other                                              (16)      (80)        175
                                                 -----   -------    --------

    Income tax provision                         $ 339   $ 9,062    $ 11,417
                                                 =====   =======    ========

      Deferred income tax expense relates to the following:

                                                          YEAR ENDED
                                               -------------------------------
                                                 MAY 3,  APRIL 27,   APRIL 29,
                                                  1997      1996       1995

LIFO inventory                                 $    773   $   669    $  1,499
Deferred compensation                                 9     2,290         (24)
Accrued estimated insurance claims                 (690)     (285)       (166)
Deferred income                                  (1,567)
Property and equipment                             (676)      158       1,345
Capital leases                                   (1,004)     (147)       (448)
Other                                              (419)     (108)         54
                                               --------   -------    --------

  Total                                        $ (3,574)  $ 2,577    $  2,260
                                               ========   =======    ========


The sources of temporary differences and the related deferred income tax effects were as follows:


                                                         MAY 3,   APRIL 27,

                                                          1997       1996

CURRENT DEFERRED TAX ASSETS (LIABILITIES):

  LIFO inventory                                       $ (2,512)  $ (1,739)
  Deferred compensation and compensated absences            562        571
  Deferred income                                         1,567
  Accrual of estimated insurance claims                   2,228      1,538
  Other                                                     307        436
                                                       --------   --------

      Total net current deferred tax asset             $  2,152   $    376
                                                       ========   ========

NONCURRENT DEFERRED TAX (ASSETS) LIABILITIES:

  Property and equipment                               $ 12,975   $ 13,651
  Capital and closed store leases                        (6,710)    (5,706)
  Other                                                     133        251
                                                       --------   --------

       Total net noncurrent deferred tax liability     $  6,398   $  8,196
                                                       ========   ========


Currently payable income taxes of $1,835 at May 3, 1997 are included in accrued expenses.

Refundable income taxes of $3,890 at April 27, 1996 represent an overpayment of estimated taxes and are included in prepaid expenses and other in the balance sheet.

The Company's income tax returns through fiscal year 1994 have been examined by the Internal Revenue Service.

9. CAPITAL STOCK

    PREFERRED STOCK

      Preferred stock consisted of the following:




                                                               MAY 3, 1997                 APRIL 27, 1996
                                                       -------------------------    --------------------------
                   DIVIDEND        OUTSTANDING         LIQUIDATION      CARRYING    LIQUIDATION       CARRYING
    CLASS           RATE             SHARES            PREFERENCE        AMOUNT      PREFERENCE        AMOUNT

    A                15%            225,000             $ 26,722        $ 24,557     $ 22,500         $20,146

    B                10%            274,460               30,685          30,685       27,446          27,446

    C -  Series 2    10%             23,958                2,679           2,679        2,396           2,396
                                                         -------         -------      -------         -------

    Total Mandatorily Redeemable                        $ 60,086        $ 57,921     $ 52,342         $49,988
                                                        ========        ========     ========         =======

    C -  Series 1    10%             76,042                8,502           8,502        7,604           7,604
                                                        ========        ========     ========         =======


    The excess of liquidation preference over the carrying amount of the Class A Preferred Stock is being accreted by periodic charges to retained earnings to the mandatory redemption date.

    Dividends on Class A Preferred Stock are payable quarterly. Through March, 2001, such dividends are payable, at the Company's option, either by cumulation to liquidation preference or in cash and thereafter are payable in cash. Dividends on Class B Preferred Stock and Class C Preferred Stock cumulate on a compounding basis until paid. Cumulative dividends not declared or paid on preferred shares aggregated $8,642 at May 3, 1997.

    The Class A Preferred Stock is redeemable at the Company's option, (i) at any time after March 1, 2001 at a price equal to the then applicable liquidation preference plus accrued and unpaid dividends and a prepayment premium or (ii) on or prior to March 1, 1999 with the proceeds of a public offering of common stock at a price per share equal to 114% of the then applicable liquidation preference plus accrued and unpaid dividends thereon. All of the Class A Preferred Stock is required to be redeemed on or before March, 2008 at a price per share equal to the then applicable liquidation preference, plus accrued and unpaid dividends thereon.

    The Class B Preferred Stock and Class C Preferred Stock, Series 2, are redeemable at the Company's option at any time, in whole or in part, at a price per share equal to the then applicable liquidation preference, plus accrued and unpaid dividends. All of the Class B Preferred Stock and all of the Class C Preferred Stock, Series 2, are required to be redeemed in March, 2010 and March, 2011, respectively, at a price per share equal to the then applicable liquidation preference plus accrued and unpaid dividends (including cumulated dividends). The Class C Preferred Stock, Series 1, is not redeemable by the Company at any time.

    Under certain conditions, as defined, the Company is required to offer to repurchase all shares of preferred stock. Upon a change in control, the Company is required to offer to repurchase all shares of the Class A Preferred Stock at 101% of the then applicable liquidation preference plus accrued and unpaid dividends and all shares of Class B Preferred Stock and all shares of Class C Preferred Stock, Series 1 and Series 2, at 100% of the liquidation preference thereof plus accrued and unpaid dividends. In addition, the Company is required to offer to apply, subject to certain limitations, net proceeds raised through a primary issuance of securities junior to Class B Preferred Stock to repurchase shares of Class B Preferred Stock.

    Except as required by law and with respect to certain specified matters, Class A Preferred Stock has no voting rights. Neither the Class B Preferred Stock nor the Class C Preferred Stock has any voting rights, except as required by law.

    The Class A Preferred Stock is exchangeable (with cumulated dividends) at the Company's option, in whole but not in part, for subordinated exchange debentures of the Company. The exchange debentures will pay interest from the date of the exchange at the rate of 15% per annum, consisting of, at the Company's option, additional exchange debentures or cash on or prior to March, 2001 and cash thereafter. The exchange debentures will mature in March, 2008.

    Class A Preferred Stock ranks senior to Class B Preferred Stock and Class C Preferred Stock in right of payment of cash dividends, liquidation preference and redemption (both mandatory and optional). The Class C Preferred Stock ranks junior to the Class B Preferred Stock in right of such cash payments.

    The Credit Facility and the Indenture (See Note 7) restrict the Company's ability to pay cash dividends, exchange Class A Preferred Stock for exchange debentures and redeem or repurchase Class A Preferred Stock, Class B Preferred Stock, Class C Preferred Stock and exchange debentures.

    WARRANTS

    Warrants to purchase 75,000 shares of common stock were issued in conjunction with the Merger (See Note 2) and were outstanding as of May 3, 1997 and April 27, 1996. The warrants were recorded at fair value of $881 at date of issue. The warrants have an exercise price of $.01 per share and will expire in 2008.

10. EMPLOYEE BENEFIT AND COMPENSATION PLANS

    The Company has a profit-sharing plan covering substantially all employees with one or more years' service. Contributions are made at the discretion of the Board of Directors of the Company and totaled $1,200 in fiscal years 1997,1996, and 1995.

    Prior to March 1996, the Company had a Phantom Stock Plan for certain key officers whereby deferred compensation units (expressed in shares of common stock) were earned to the extent that performance targets (expressed in terms of growth in stockholders' equity) were met. The amounts payable in accordance with the provisions of the Phantom Stock Plan became fully vested and immediately payable at the time of the Merger and Recapitalization (see
    Note 2). Effective with the Merger $4,252 was paid to the participants and $712 was applied against the purchase price for shares of Class C Preferred Stock acquired by them in connection with the Recapitalization.

    Effective with the Recapitalization the Phantom Stock Plan was amended and restated and renamed the Deferred Compensation Plan for Jitney-Jungle Stores of America, Inc. Under the amended plan no further awards may be made and no other individuals will become participants. Units credited to the participants consist of a cash amount payable in accordance with the terms of the Phantom Stock Plan before its amendment and an amount that will continue to be credited under the terms of the plan to an account, the value of which will be equal to the value of the number of shares of Class C Preferred Stock of the Company that could be acquired with that amount.

    With respect to the amounts that continue to be credited under the plan as amended, an amount equal to the amount of any cash dividends that would have been paid on the number of shares of preferred stock credited to each participant's account will be paid to the participant at the same time as any cash dividends actually are paid on the preferred stock. Payment otherwise will be made under the amended plan at the same time as the preferred stock is redeemed, in an amount equal to the redemption price times the number (or proportionate number, in the event of a partial redemption) of shares of preferred stock credited to the participant's account.

11. SPECIAL CHARGES

    Included in special charges is approximately $1,779 attributable to the employment agreement with the Company's then Chairman and Chief Executive Officer who, in January 1997, relinquished his position and duties as Chief Executive Officer. Payments to be made under the employment agreement were deemed to not relate to future services to be provided by the Chairman and, accordingly, such amounts were charged to expense in fiscal year 1997.

    Special charges also include termination and retirement benefits payable to employees whose positions were eliminated.

12. FAIR VALUES OF FINANCIAL INSTRUMENTS

    In accordance with Statement of Financial Accounting Standards (SFAS) No. 107, "Disclosures About Fair Value of Financial Instruments", information is provided about the fair value of certain financial instruments for which it is practicable to estimate that value. The fair value amounts disclosed represent management's best estimate of fair value. In accordance with SFAS No. 107, this disclosure excludes certain financial instruments and all nonfinancial instruments. The aggregate fair value amounts presented are not intended to represent the underlying aggregate fair value of the Company.

    The estimated fair values are significantly affected by assumptions used, principally the timing of future cash flows, the discount rate, judgments regarding current economic conditions, risk characteristics of various financial instruments and other factors. Because assumptions are inherently subjective in nature, the estimated fair values cannot be substantiated by comparison to independent quotes and, in many cases, the estimated fair values could not necessarily be realized in an immediate sale or settlement of the instrument. The following methods and assumptions were used by the Company in estimating fair value disclosures for financial instruments:

      CASH AND CASH EQUIVALENTS: The carrying amount reported in the balance sheet approximates fair value.

      INVESTMENTS IN DEBT SECURITIES: The securities are carried at fair value and are based on quoted market prices.

      RECEIVABLES, ACCOUNTS PAYABLE AND ACCRUED EXPENSES: The carrying amount reported in the balance sheet approximates fair value.

      LONG-TERM DEBT: The fair value of the Company's Senior Notes is based on quoted market prices. The interest rates on borrowings under the Credit Facility reset periodically. Consequently, the carrying value of borrowings under the Credit Facility approximates fair value.

      REDEEMABLE PREFERRED STOCK: The fair value of redeemable preferred stock is estimated at carrying value as such stock is not traded in the open market and a market price is not readily available.

The carrying amounts and fair values of the Company's financial instruments were as follows:





                                   MAY 3, 1997           APRIL 27, 1996
                              --------------------   ----------------------
                               CARRYING     FAIR      CARRYING      FAIR
                                AMOUNT      VALUE      AMOUNT       VALUE

Cash and cash equivalents       14,426     14,426       5,676       5,676

Investments in debt securities                            337         337

Receivables                      5,463      5,463       4,892       4,892
Accounts payable                49,978     49,978      40,008      40,008
Accrued expenses                33,088     33,088      23,165      23,165

Long-term debt:
  Senior Notes                 200,000    217,000     200,000     204,700
  Credit Facility                8,000      8,000      39,059      39,059

Redeemable preferred stock      57,921     57,921      49,988      49,988

13. ACCOUNTING STANDARD TO BE ADOPTED IN THE FUTURE

    In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share." The new standard changes the presentation and method in which earnings per share are computed and is effective for the Company's year ending May 2, 1998. The new standard will be applied on a "retroactive restatement of all prior periods" basis. The Company is currently in the process of ascertaining the impact the new standard will have on its earnings per share amounts for fiscal year 1997 and prior periods.

14. COMMITMENTS AND CONTINGENCIES

    The Company is defendant in certain litigation incurred in the normal course of business. Management, after consulting legal counsel, is of the opinion that the liability, if any, which may result from this litigation will not have a material adverse effect on the Company's financial position or results of operations.

    In 1996, the Company entered into a five-year supply agreement, which replaced a previously existing agreement, relating to merchandise purchases for stores located in Memphis, Tennessee and Little Rock and Pine Bluff, Arkansas.

    In fiscal year 1997, the Company sold the operating assets of its bakery subsidiary for $750 and received $5,250 as consideration for entering into a five-year supply agreement with the purchaser of such operating assets. The $5,250 is being amortized over the term of the supply agreement.

    In connection with the Merger and Recapitalization, the Company entered into an agreement whereby the Fund Manager is entitled to receive $250 per year from the Company as a management fee for the performance of strategic and financial planning services. The amount of the annual management fee may be increased by up to an additional $750 per year based upon certain performance criteria. Management fees for fiscal year 1997 approximated $250.

15. SUBSEQUENT EVENTS

    On June 3, 1997, the Company entered into a $12,996 insurance premium finance agreement payable in monthly installments of $473, including interest at 6.75% per annum.

    On July 8, 1997, the Company entered into a merger agreement with Delchamps, Inc. ("Delchamps") which operates retail supermarkets in Alabama, Florida, Louisiana and Mississippi. Pursuant to the agreement, the Company has commenced an all-cash tender offer for all of Delchamps' outstanding common stock at a price of $30 per share. The offer is conditioned upon, among other things, there being tendered and not withdrawn prior to the expiration date of the offer at least two-thirds of the outstanding shares of Delchamps' common stock. In addition, regulatory approval and consent of the holders of the Company's senior notes are required. The Company intends to issue up to $280 million of debt to finance the acquisition and to repay indebtedness of Delchamps in connection with the acquisition.

                                  * * * * * *

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Jitney-Jungle Stores of America, Inc.:

We have audited the accompanying consolidated balance sheets of Jitney-Jungle Stores of America, Inc. and subsidiaries ("the Company") as of May 3, 1997 and April 27, 1996, and the related consolidated statements of earnings, changes in stockholders' equity, and cash flows for each of the three fiscal years in the period ended May 3, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Jitney-Jungle Stores of America, Inc. and subsidiaries as of May 3, 1997 and April 27, 1996, and the results of their operations and their cash flows for each of the three fiscal years in the period ended May 3, 1997, in conformity with generally accepted accounting principles.




/s/ Deloitte & Touche LLP

July 10, 1997

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    There has been no change of accountants or reporting disagreements on any matters of accounting principle, practice, financial statement disclosure or auditing scope or procedure during the two most recent fiscal years.


                                       PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS AND EXECUTIVE OFFICERS

NAME                   AGE    POSITION

 W. H. Holman, Jr.     67     Chairman of the Board since 1967. Chief Executive
                              Officer of  the Company from 1967 until January
                              1997. Member of the Board of Directors of two private companies.

Michael E. Julian      46     President of the Company since May 1997 and Chief
                              Executive Officer since January 1997. Director of the Company since April 1996. Prior to January
                              1997 served as Chairman, President and Chief
                              Executive Officer of Farm Fresh, Inc. since 1988.
                              Member of the Board of Directors of Jackson
                              Hewitt Inc.

Roger P. Friou         62     Director of the Company since June 1984. President
                              of the Company from March 1996 to May 1997. Prior to 1996 served as Vice Chairman, Chief Financial
                              Officer, and Secretary of the Company since 1991.
                              Prior to that time he served as Executive Vice
                              President from 1984. Member of the Board of Directors of Parkway Properties Inc. Resigned
                              May 1997 as President but remains as a Director of the Company.

Bruce C. Bruckmann     43     Director of the Company since March 1996 and a
                              principal in BRS. He was an officer and subsequently a Managing Director of Citicorp
                              Venture Capital, Ltd. ("CVC") from 1983 through
                              1994. Member of the Board of Directors or Chairman of the Board of AmeriSource Distribution Corp.,
                              CORT Business Services Corp., Chromcraft
                              Revington, Inc. and Mohawk Industries, Inc., Town
                              Sport Inc., Anvil Knitwear Inc. as well as several private companies.

NAME                   AGE    POSITION

Harold O. Rosser, II   48     Director of the Company since March 1996 and a
                              principal in BRS. He was an officer and
                              subsequently a Managing Director of Citicorp
                              Venture Capital, Ltd. ("CVC") from 1987 through
                              1994. Member of the Board of Directors of Davco
                              Restaurants, Inc., as well as a private company.

Stephen C. Sherrill    44     Director of the Company since March 1996 and a
                              principal in BRS. He was an officer and
                              subsequently a Managing Director of Citicorp
                              Venture Capital, Ltd. ("CVC") from 1983 through
                              1994. Member of the Board of Directors of Galey &
                              Lord, Inc., and of several private companies.

John M. Moriarty, Jr.  40     Director of the Company since April 1996.  A
                              Managing Director of Donaldson, Lufkin & Jenrette
                              Securities Corporation since 1989 and a Managing
                              Director of DLJ Merchant Banking, Inc. since
                              January 1996. Member of the Board of Directors of a private company.


Ronald E. Johnson      47     Director of the Company since May 1996.  Retail
                              Grocery - President and Chief Executive Officer of
                              Farm Fresh, Inc. in January 1997. Prior to that served as Retail Grocery - Chairman,
                              President and Chief Executive Officer of Kash n'
                              Karry from 1995 to 1997 and Retail  Grocery -
                              Executive  Vice President and Chief Operating
                              Officer of Farm Fresh, Inc. from 1988 to 1995.

Bernard J. Ebbers      55     Director of the Company since August 1996.
                              President and Chief Executive Officer of
                              WorldCom, Inc. since 1983. Member of the Board of Directors of WorldCom, Inc.

David K. Essary        47     Executive Vice President since March 1996.
                              Previously served as Executive Vice President -
                              Retail Operations since 1991. From 1985 to 1991 served as Senior Vice President - Marketing.

David R. Black         44     Senior Vice President - Finance/Chief Financial
                              Officer since 1996. Previously served as Treasurer and Controller from 1986.

NAME                   AGE    POSITION

Jerry L. Jones         45     Senior Vice President - Administrative Operations
                              since April 1997. Senior Vice President
                              Retail Operations March 1996 to April 1997.
                              Previously served as Senior Vice President - Human
                              Resources since 1991. Prior to that, served as Vice President, Human Resources from 1989.

Harold D. Evans        52     Senior Vice President - Store Operations since
                              1993. Previously served as Vice President - Store
                              Operations from 1986.

J. R. Hansbrough       41     Senior Vice President - Information Services
                              since 1996. Previously served as Vice President -
                              Information Services from 1994. Prior to that,
                              Consultant and Marketing Representative with IBM
                              Corporation from 1982.

James P. Riley         47     Senior Vice President - Engineering since 1996.
                              Previously served as Vice President - Engineering from 1991 and Director of Engineering Services from 1985.

Clyde D. Staley        60     Senior Vice President - Real Estate since 1996.
                              Previously served as Vice President - Real Estate from 1985.

A.Q. Winstead, Jr.     58     Senior Vice President - Merchandising/Advertising/
                              Sales Promotion since 1996. Previously served as
                              Vice President - Grocery from 1992, Director of
                              Grocery Merchandising from 1985.  Resigned
                              May 1997.

W. H. Holman, III      33     Secretary of the Company since 1996 and also
                              serves as President of Pump And Save, Inc.
                              Previously served  as  Senior  Vice  President -
                              Sales and Marketing from 1992 and Vice President
                              - Sales and Marketing from 1991 and is the son of W. H. Holman, Jr. Member of the Board of
                              Directors of one private company.

ITEM 11.  EXECUTIVE COMPENSATION

    The following table summarizes the compensation paid to or accrued by the Company for the chief executive officer and the other four most highly compensated executive officers of the Company during fiscal 1997.



                           SUMMARY COMPENSATION TABLE

                                                                                  LONG-TERM
                                                 ANNUAL COMPENSATION             COMPENSATION
                                              -------------------------          ------------

                                                                         OTHER
                                                                         ANNUAL                 ALL OTHER
                                                                         COMPEN-     LTIP        COMPEN-
NAME AND PRINCIPAL POSITION            YEAR        SALARY(1)   BONUS    SATION(2) PAYOUTS(3)     SATION(4)

W.H. Holman, Jr., Chairman (5)         1997      $ 331,182  $ 162,920  $ 2,633                 $ 15,795

                                       1996        315,100    121,193    2,216  $ 1,894,039      15,840


Michael E. Julian, President and CEO   1997         57,692     75,000        0            0           0
(Appointed CEO January 1997 and        1996              0          0        0            0           0
President May 1997)

Roger P. Friou, President              1997        223,637     96,537    2,356                  106,737 (6)
(Resigned May 1997)                    1996        182,600     68,461    1,807    2,247,911     106,578 (6)

David K. Essary, Executive             1997        192,463     89,653    2,251                  103,485 (6)
Vice President                         1996        176,700     67,307    1,745      110,229     103,425 (6)

Jerry L. Jones, Senior Vice            1997        133,000     33,250    1,790                    3,149
President-Retail Operations            1996        125,200     23,654    1,727                    3,141

Harold D.Evans, Senior Vice            1997        121,500     30,376    1,978                    3,444
President Store Operations             1996        114,000     21,923    1,863                    3,394



1) The amounts shown in this column include amounts contributed as salary deferral contributions under the Jitney-Jungle Stores of America, Inc. and Affiliates Profit Sharing Plan and Trust (the "401 (k) Plan").

2) Other annual compensation includes the annual estimated value of an automobile furnished by the Company.

3) Includes distributions from the Phantom Stock Plan.

4) Includes Company matching contributions under the 401(k) Plan, Company profit sharing contributions under the 401(k) Plan and premiums for group term life insurance.

5) During fiscal 1997, the Company recognized a special charge of approximately $1.8 million attributable to an employment agreement which allows future payments to be received by Mr. Holman, however, none of which were received by Mr. Holman in fiscal 1997.

6) Includes $100,000 as the first and second of three annual installments per an employment agreement with Mr. Essary and Mr. Friou. Subsequent to fiscal 1997 Mr. Friou retired, forfeiting the third payment.

DIRECTOR COMPENSATION AND COMMITTEE INTERLOCKS

    Each non-employee director is currently paid an annual retainer of $12,000 plus fees of $1,000 for each board meeting attended and $500 for each committee meeting attended. Directors who are employees of the Company do not receive additional compensation as directors.

    The Board of Directors held four regular meetings during fiscal 1997 and all directors attended at least 75 percent of the total meetings of the Board of Directors and the committees of which they were members. The members of the Audit Committee are Steven C. Sherrill, Chairman, John M. Moriarty, Jr., and Ronald E. Johnson. The Audit Committee reviews external and internal auditing matters and recommends the selection of the Company's independent auditors for approval by the Board. There was one meeting of the Audit Committee held during fiscal 1997. The members of the Compensation Committee are Harold O. Rosser, II, Chairman and Michael E. Julian. Robert R. Onstead who resigned from the Board in March 1997 was also a member of the Compensation Committee until March 1997. The Compensation Committee is responsible for reviewing annual salaries and bonuses paid to senior management and administers its stock option programs. There was one meeting of the Compensation Committee held during fiscal 1997.

EMPLOYMENT AGREEMENTS

    W. H. Holman, Jr. has an employment contract with the Company covering the period through February 28, 2001. The agreement provides that Mr. Holman, Jr. will serve as Chairman of the Board and as Chief Executive Officer, at the discretion of the Board of Directors. The Board of Directors elected Michael E. Julian as Chief Executive Officer in January 1997. If Mr. Holman, Jr. ceases to be Chairman of the Board prior to February 28, 2001, he will continue to serve on the Board of Directors as Chairman Emeritus until February 28, 2001, with a salary equal to his base salary then in effect until February 28, 1999, and 50% of such base salary thereafter. Mr. Holman, Jr. is also eligible for a bonus through February 28, 1999.

    Roger P. Friou and David K. Essary have employment contracts with the Company providing for a base salary of approximately $201,000 per year and $186,000 per year, respectively, for the period from March 1, 1995 through February 28, 1998. Each is also eligible for a bonus. For Mr. Friou, the bonus may be up to 50% of his base salary less $23,000. For Mr. Essary, the bonus may be up to 50% of his base salary less $11,000. A provision in each employment contract states that upon a change of control of the Company, Mr. Friou and Mr. Essary will each be awarded a payment of up to $300,000 to be paid in three annual installments of $100,000 beginning February 28, 1996. Because the Merger constituted a change of control under such employment agreements, Mr. Friou and Mr. Essary became entitled to receive such payments, with the first $100,000 installment thereof paid in March 1996 after the consummation of the Merger and the second installment was paid in March 1997. For the next succeeding year, provided he is still employed by the Company when the yearly payment is due or his employment has been terminated by the Company without cause or terminated by the employee for good reason, the Company will pay to each of Messrs. Friou and Essary the above-mentioned annual installment of $100,000. No further payments are required under the employment agreements upon any subsequent change of control. In addition, each of Messrs. Friou and Essary is entitled to his base salary plus anticipated bonus for the remainder of the term of the agreement if the employee's employment with the Company is terminated by the Company without cause, the employee resigns his employment at the Company's request without cause, or the employee terminates his employment for good reason. Roger P. Friou resigned in May 1997, therefore the third installment of $100,000 due in March 1998 has been forfeited by Mr. Friou.

    W. H. Holman, III has an employment contract with the Company covering the period through February 28, 1998 and will serve, at the discretion of the Board of Directors, as Secretary of the Company and as President of Pump and Save, Inc. Mr. Holman, III will receive a base salary of no less than $110,000 per year through February 28, 1998, subject to periodic increases as determined by the Board of Directors. Mr. Holman, III is also entitled to a bonus of up to 50% of his base salary less $11,000.

PHANTOM STOCK PLAN

    On April 17, 1991, the Board of Directors of the Company adopted, and the shareholders approved, the Amended and Restated Consolidated Phantom Stock Plan of Jitney-Jungle (the "Phantom Stock Plan"). The Phantom Stock Plan provided that phantom stock units could be awarded if combined net earnings exceed 15% of stockholders' equity (as defined in the plan) at the beginning of the applicable fiscal year; if earnings exceeded 15% of this base amount, awards could be made equal to 10% of that excess to each participant. W. H. Holman, Jr., Roger P. Friou and David K. Essary are the only three participants who currently have units credited to them under this plan. Effective with the Merger, the Phantom Stock Plan has been amended and restated, and renamed the Deferred Compensation Plan for Jitney-Jungle Stores of America, Inc. Under this amended plan, no further awards may be made and no other individuals may become participants.
The units credited to each of the three participants effectively have been divided into two component amounts: a cash amount that was paid in accordance with the terms of the Phantom Stock Plan as in effect before its amendment, and an amount that will continue to be credited under the terms of the plan to an account, the value of which will be equal to the value of the number of shares of Class C Preferred Stock of the Company that could be acquired with that amount.

    The accrued amounts payable in accordance with the preamendment provisions of the Phantom Stock Plan became fully vested and payable in a single lump sum upon the Merger on March 5, 1996. The amounts paid Messrs. Holman, Jr., Friou and Essary on March 7, 1996, were approximately $1,894,000, $2,248,000 and $110,000, respectively, and Messrs. Holman, Jr., Friou and Essary applied an additional $474,000, $125,000 and $112,500, respectively, toward the purchase price for shares of Class C Preferred Stock of the Issuer in connection with the Merger.

    The Phantom Stock Plan is an unfunded deferred compensation arrangement with an associated rabbi trust. The rabbi trust provides that the initial contributions to the trust will be invested in shares of Class C Preferred Stock. The initial contributions to the rabbi trust should equal the amounts that will continue to be credited under the plan described above.

    With respect to the amounts that continue to be credited under the plan as amended, an amount equal to the amount of any cash dividends that would have been paid on the number of shares of Preferred Stock credited to each participant's account will be paid to the participant at the same time as any cash dividends actually are paid on the Preferred Stock. Payment otherwise will be made under the amended plan at the same time as the Preferred Stock is redeemed, in an amount equal to the redemption price times the number (or proportionate number, in the event of a partial redemption) of shares of Preferred Stock credited to the participant's account.

401(K) PLAN

    The Company maintains the Jitney-Jungle Stores of America, Inc. and Affiliates Profit Sharing Plan and Trust (the "401(k) Plan") for the benefit of its employees who have satisfied the plan's eligibility requirements. Participants are permitted to make pretax salary reduction contributions, up to the amount permitted under applicable tax law. The Company makes a matching contribution equal to 50% of each participant's salary reduction contribution, up to a maximum of 2% of the participant's compensation. In addition, the Company may make additional profit sharing contributions in its discretion. Although in prior years the Company has made discretionary profit sharing contributions, it has no obligation to do so in the future. Company contributions become vested when the participant has been credited with five years of service. In March 1996, shares of Common Stock of the Company held under the 401(k) Plan were surrendered in connection with the Merger, and exchanged for cash and Class B Preferred Stock as provided in the Merger Agreement. In addition, the plan acquired Common Stock and Class C Preferred Stock for cash consideration.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The following table sets forth certain information regarding the beneficial ownership of Common and Preferred Stocks as of June 30, 1997, by (i) each director, (ii) the chief executive officer and each of other most highly compensated executive officers of the Company, (iii) all executive officers and directors as a group and (iv) the Company's principal stockholders. Other than as set forth in the table below, there are no persons known to the Company to beneficially own more than 5% of the Common Stock. No Company securities are owned by John M. Moriarty, Jr., Bernard J. Ebbers, or Ronald E. Johnson, each of whom is a director of the Company.



                           NUMBER AND          NUMBER AND              NUMBER AND                NUMBER AND
NAME AND ADDRESS         PERCENTAGE OF        PERCENTAGE OF           PERCENTAGE OF             PERCENTAGE OF
 FOR BENEFICIAL            SHARES OF        SHARES OF CLASS A       SHARES OF CLASS B         SHARES OF CLASS C
 OWNERS OVER 5%          COMMON STOCK        PREFERRED STOCK         PREFERRED STOCK           PREFERRED STOCK

Bruckmann, Rosser,
  Sherrill & Co., L.P.   353,750/83.24%(1)        ----                    ----                 75,508/75.51%
  126 East 56th Street
  New York, NY 10022

W. H. Holman, Jr.         29,699/6.99%            ----                21,516/7.84% (2)           4,742/4.72%
  Jitney Jungle Stores
  of America, Inc.
  P. O. Box 3409
  Jackson, MS 39207

DLJ Merchant                  (3)                 ----                    ----                  15,000/15.00%
    Banking Partners,
    L.P. and related
    investors
    277 Park Avenue
    New York, NY 10172

Michael E. Julian           2,500/*               ----                    ----                      534/*

Roger P. Friou           12,510/2.94%             ----                  14/ * (2)                1,252/1.25%

Bruce C. Bruckmann     353,7250/83.24%(1)(4)      ----                    ----                  75,508/75.51%

Harold O. Rosser, II   353,750/83.24%(1)(5)       ----                    ----                  75,508/75.51%

Stephen C. Sherrill   353,750/83.24%(1)(6)        ----                    ----                  75,508/75.51%

David K. Essary           11,250/2.65%            ----                    ----                   1,125/1.13%

Jerry L. Jones              1,200/*               ----                    ----                      120/ *

Harold D. Evans               850/ *              ----                    ----                       85/ *
All directors and
  executive officers
  as a group (18)        421,359/99.14%           ----               26,729/9.74%(2)            92,207/92.21%



*Owns less than 1% of the total outstanding Common Stock, Class B Preferred Stock and Class C Preferred Stock.

1) Includes 331,732 shares of common stock owned directly by Bruckmann, Rosser, Sherrill & Co., Inc., L.P. ("BRS") and 22,018 shares to which BRS possesses sole voting power. BRS is a limited partnership, the sole general partner of which is BRS Partners and the manager of which is BRS. The sole general partner of BRS Partners is BRSE Associates. Bruce C. Bruckmann, Harold O. Rosser, II, Stephen C. Sherrill and Stephen F. Edwards are the only stockholders of BRS and BRSE Associates and may be deemed to share beneficial ownership of the shares shown as beneficially owned by the Fund. Such individuals disclaim beneficial ownership of any such shares.

2) All shares of Class B Preferred Stock are owned by Trustmark National Bank ("Trustmark") pursuant to an escrow agreement by and among Trustmark, the Company and former Common Stock shareholders of the Company. Certain of the officers of the Company own an interest in the escrow account through which they have a beneficial interest in the number of shares of Class B Preferred Stock listed in this table.

3) DLJ Merchant Banking Partners, L.P. ("DLJ") and related investors have received outstanding warrants to purchase 15.0%, on a fully diluted basis, of the outstanding Common Stock of the Company as outlined in the Shareholders Agreement referred to under Item 13.

4) Includes 6,605 owned directly and 347,145 shares to which BRS possesses sole voting power.

5) Includes 1,367 owned directly and 352,383 shares to which BRS possesses sole voting power.

6) Includes 4,423 owned directly and 349,327 shares to which BRS possesses sole voting power.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     BRS received a closing fee of $4.0 million at the consummation of the Merger in fiscal year 1996. In addition, BRS is entitled to receive $0.25 million per year from the Company as a management fee for the performance of strategic and financial planning services in the future. The amount of the annual management fee may be increased by up to an additional $0.75 million per year based upon certain performance criteria. In fiscal year 1997 BRS received $.25 million. Messrs. Bruckmann, Rosser, Sherrill and Edwards (not a director of the Company) are the only stockholders of BRS and BRSE Associates. BRSE Associates is the sole general partner of BRS Partners, which is the sole general partner of Bruckmann, Rosser, Sherrill & Co., L.P. (the "Fund"). The Fund is the majority stockholder of the Company.

     DLJ Merchant Banking Partners, L.P. ("DLJ") and related investors received $6.0 million underwriting discount and commission from the Merger transaction and public offering of Senior Notes. Mr. Moriarty, a director in the Company, is an officers with DLJ.

     Pursuant to an agreement with the Company, McCarty-Holman Co., L.P. (the "Partnership") is the exclusive agent for the Company to rent, lease, operate and manage all locations where the Company has sublet space to various tenants and where it has space vacant and available for subleasing. W. H. Holman, Jr. owns a noncontrolling interest in the Partnership. Under the agreement, the Partnership is entitled to fees as follows: (i) for management: 4% of all rental/lease collections; (ii) fees for leasing: 6% of the annual rent (for a month-to-month tenancy; one-half of the first month's rent); and (iii) fees for services other than as delineated above are negotiated. In fiscal 1997 and 1996, the Partnership received approximately $41,000 respectively, in fees pursuant to this agreement. Management believes that the agreement is on an arm's length basis and is on terms that are no less favorable to the Company than could have been obtained with non-affiliated parties at the time the agreement was entered into.


     W. H. Holman, Jr., W. H. Holman, III and Roger P. Friou own in the aggregate noncontrolling interests in certain partnerships that are landlords under eighteen (18) leases (involvement is Holman, Jr., 15 leases; Holman, III, 8 leases; and Friou, 8 leases) for stores or other facilities where the Company and its subsidiaries are the tenants. In fiscal 1997 and 1996, the Company paid a combined total rent under these eighteen (18) leases of approximately $3.6 million and $3.6 million, respectively. Management believes that each of these leases is on an arm's length basis and is on terms that are no less favorable to the Company than could have been obtained with non-affiliated parties at the time each lease was entered into.

     David K. Essary, Executive Vice President, has an outstanding loan for the purchase of Common Stock from the Company in the amount of $79,906 as of May 3, 1997. This is an unsecured note, due in three annual installments starting in March 1997. Interest is payable at a rate of 8.25%, annually. The eight (8) other executive officers have combined loans outstanding of $69,824 which were used for the purchase of the Company's Common Stock and Class C Preferred Stock.

     Certain shareholders of the Company, entered into a Shareholders Agreement which contains certain agreements among such shareholders with respect to the capital stock and corporate governance of the Company. The shareholders involved are Bruckmann, Rosser, Sherrill & Co., L.P., DLJ Merchant Banking Partners, L.P., and Messrs. W. H. Holman, Jr., Roger P. Friou, and W. H. Holman, III.

     Pursuant to an agreement with the Company, Michael E. Julian received a fee of $170,000 in fiscal 1997 for certain consulting services provided to the Company.

PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     The following is an index of the financial statements, schedules and exhibits included in this Report or Incorporated herein by reference:

(a)  1.   Financial Statements:

          Consolidated Balance Sheets as of May 3, 1997 and April 27, 1996.

          Consolidated Statements of Earnings for Fiscal Years Ended May 3, 1997, April 27, 1996 and April 29, 1995.

          Consolidated Statements of Changes in Stockholders' Equity for the Fiscal Years Ended May 3, 1997, April 27, 1996, and April 29, 1995.

          Consolidated Statements of Cash Flows for the Fiscal Years Ended May 3, 1997, April 27, 1996, and April 29, 1995.

          Notes to Consolidated Financial Statements

          Independent Auditors' Report

     2.   Financial Statement Schedules:

          There are no Financial Statement Schedules included with this filing for the reason that they are not applicable, are not required, or the information is included in the financial statements or notes thereto.

     3.   Exhibits

          The following is an index of the exhibits included in this Annual Report on Form 10-K or incorporated herein by reference:

          EXHIBIT NO.

          *2.1 Agreement and Plan of Exchange and of Merger, dated as of November 16, 1995 by and among JJ Acquisitions Corp. and Jitney-Jungle Stores of America, Inc., Southern Jitney Jungle Company, McCarty-Holman Co., Inc. and Jitney-Jungle Bakery, Inc. (incorporated by reference to Exhibit No. 2.1 to Amendment No. 2 to Form S-1 [No. 33-80833] of JJ Acquisitions Corp. filed with the Commission on February 27, 1996).

          *3.1 Amended and Restated Articles of Incorporation of Jitney-Jungle Stores of America, Inc. (including designation of Class B Preferred Stock) (incorporated by reference to Exhibit No.3.3 to Amendment No. 2 to [No. 33-80833] of JJ Acquisitions Corp. filed with the Commission on February 27, 1996).

          *3.2 Restated by-laws of Jitney-Jungle Stores of America, Inc. (incorporated by reference to Exhibit No. 3.6 to Amendment No. 2 to Form S-1 [No. 33-80833] of JJ Acquisitions Corp. filed with the Commission on February 27, 1996).

          *4.1 Indenture dated March 5, 1996 between Jitney-Jungle Stores of America, Inc. and Marine Midland Bank, as Trustee, relating to the issuance and sale of $200,000,000 aggregate principal amount of 12% Senior Notes due 2006 (incorporated by reference to Exhibit No.4.2 to Amendment No. 2 to Form S-1 [No. 33-80833] of JJ Acquisitions Corp. filed with the Commission on February 27, 1996).

          *4.2 Warrant dated March 4, 1996 to purchase 75,000 shares of Common Stock of Jitney-Jungle Stores of America, Inc. by DLJ Merchant Banking Partners, L.P. and related investors (incorporated by reference to Exhibit No.4.3 to Amendment No. 2 to Amendment No. 2 to Form S-1 [No. 33-80833] of JJ Acquisitions Corp. filed with the Commission on February 27,
                 1996).

          *4.3 Revolving Credit Agreement dated March 5, 1996 by and among NatWest Bank, N.A. and Jitney-Jungle Stores of America, Inc. (incorporated by reference to Exhibit No.4.4 to Amendment No. 2 to Form S-1 [No. 33-80833] of JJ Acquisitions Corp. filed with the Commission on February 27, 1996).

          *4.4 Memorandum of Agreement dated October 15, 1985 by and among the City of Jackson, Mississippi and McCarty-Holman Co., Inc. ($3,650,000) (incorporated by reference to Exhibit No.4.8 to Amendment No. 2 to Form S-1 [No. 33-80833] of JJ Acquisitions Corp. filed with the Commission on February 27, 1996).

          *9.1 Voting Trust Agreement dated November 1, 1990 by and among Carolyn Holman Kroeze, as Executrix and the parties named therein (incorporated by reference to Exhibit No. 9.1 to Amendment No. 2 to Form S-1 [No. 33-80833] of JJ Acquisitions Corp. filed with the Commission on February 27, 1996).

          *10.1 Supply Agreement dated March 19, 1989 as amended, by and among Fleming Companies Inc. (successor in interest to Malone & Hyde, Inc.), Jitney-Jungle Stores of America, Inc. and Interstate Jitney-Jungle Stores, Inc. (incorporated by reference to Exhibit No. 10.2 to Amendment No. 2 to Form S-1 [No. 33-80833] of JJ Acquisitions Corp. filed with the Commission on February 27, 1996).

          *10.2 Membership in Topco Associates, Inc. (Cooperative) by ownership of six hundred (600) shares of Common Stock, such stock certificate being dated July 1, 1991 (incorporated by reference to Exhibit No. 10.3 to Amendment No. 2 to Form S-1 [No. 33-80833] of JJ Acquisitions Corp. filed with the Commission on February 27, 1996).

          *10.3 Flour Sale Confirmation and Contract dated July 19, 1995 by and among Cargill, Incorporated and Jitney-Jungle Bakery, Inc. (incorporated by reference to Exhibit No. 10.4 to Amendment No. 2 to Form S-1 [No. 33-80833] of JJ Acquisitions Corp. filed with the Commission on February 27, 1996).

          *10.4 Employment Agreement dated as of February 15, 1995 by and among Jitney-Jungle Stores of America, Inc. and Roger P. Friou (incorporated by reference to Exhibit 10.6 to Amendment No. 2 to Form S-1 [No. 33-80833] of JJ Acquisitions Corp. filed with the Commission on February 27, 1996).

          *10.5 Employment Agreement dated as of February 24, 1995 by and among Jitney-Jungle Stores of America, Inc. and David K. Essary (incorporated by reference to Exhibit 10.7 to Amendment No. 2 to Form S-1 [No. 33-80833] of JJ Acquisitions Corp. filed with the Commission on February 27, 1996).

          *10.6 Employment Agreement dated as of March 5, 1996 by and among Jitney-Jungle Stores of America, Inc. and W. H. Holman, Jr. (incorporated by reference to Exhibit 10.6 to the Company's Annual Report on Form 10-K, dated July 24, 1996).

          *10.7 Employment Agreement dated as of March 5, 1996 by and among Jitney-Jungle Stores of America, Inc. and W. H. Holman, III. (incorporated by reference to Exhibit 10.7 to the Company's Annual Report on Form 10-K, dated July 24, 1996).

          *10.8 Restatement and Amendment by the Entirety of the Jitney-Jungle Stores of America, Inc. and Affiliates Profit Sharing Plan and Trust (incorporated by reference to Exhibit No. 10.8 to Amendment No. 2 to Form S-1 [No. 33-80833] of JJ Acquisitions Corp. filed with the Commission on February 27, 1996).

          *10.9 Deferred Compensation Plan for Jitney-Jungle Stores of America, Inc. dated as of November 16, 1995 by and among Jitney-Jungle Stores of America, Inc., Southern Jitney Jungle Company, Jitney-Jungle Bakery, Inc., McCarty-Holman Co., Inc. and W. H. Holman, Jr., Roger P. Friou and David K. Essary (incorporated by reference to Exhibit No. 10.9 to Amendment No. 2 to Form S-1 [No. 33-80833] of JJ Acquisitions Corp. filed with the Commission on February 27, 1996).

          *10.10 Shareholders Agreement dated as of March 5, 1996 by and among DLJ Merchant Banking Partners, L.P. JJ Acquisitions Corp., and certain other signatories party thereto (incorporated by reference to Exhibit No. 10.10 to

                 Amendment No. 2 to Form S-1 [No. 33-80833] of JJ Acquisitions Corp. filed with the Commission on February 27, 1996).

          *10.11 Securities Purchase and Holders Agreement dated as of March 5,
                 1996 by and among JJ Acquisitions Corp., Bruckmann, Rosser, Sherrill & Co., L.P. and other parties thereto (incorporated by reference to Exhibit No. 10.12 to Amendment No. 2 to Form S-1 [No. 33-80833] of JJ Acquisitions Corp. filed with the Commission on February 27, 1996).

          *10.12 Registration Rights Agreement dated as of March 5, 1996 by and among Jitney-Jungle Stores of America, Inc. and other parties named therein (incorporated by reference to Exhibit No. 10.13 to Amendment No. 2 to Form S-1 [No. 33-80833] of JJ Acquisitions Corp. filed with the Commission on February 27,
                 1996).

          *10.13 Consulting Agreement dated as of October 16, 1996 by and among Jitney-Jungle Stores of America, Inc. and Michael E. Julian (incorporated by reference to Exhibit No. 10.1 to Form 10-Q for the Quarter Ended October 12, 1996 filed with the Commission on November 20, 1996).

          *10.14 Agreement and Plan of Merger, dated as of July 8, 1997 by and among Jitney-Jungle Stores of America, Inc., Delta Acquisition Corporation and Delchamps, Inc. (incorporated by reference to Exhibit No. 2 to Form 8-K filed with the Commission on July 14, 1997).

          21.1   Subsidiaries of the Registrant.

          27.1   Financial Data Schedule.


          *Previously filed as indicated.

     (b)  Reports on Form 8-K.

          There were no reports filed on Form 8-K during the quarter ended May 3, 1997.

                                      SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              Jitney-Jungle Stores of America, Inc.
                              (Registrant)


                              By   /s/ Michael E. Julian
                                   ----------------------------
                                   (Michael E. Julian
                                   President and
                                   Chief Executive Officer)
                                   (Principal Executive Officer)

                              Date  July 24, 1997
                                    ----------------------------


                              By   /s/ David R. Black
                                   ----------------------------
                                   (David R. Black
                                   Senior Vice President - Finance,
                                   Chief Financial Officer)
                                   (Principal Financial and Accounting
                                   Officer)

                              Date  July 24, 1997
                                    ----------------------------

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

SIGNATURES                    POSITION                      DATE
---------------------         ----------------------        -------------


/s/ W. H. Holman, Jr.         Chairman of the  Board        July 24, 1997
---------------------                                       -------------
(W. H. Holman, Jr.)


/s/ Michael E. Julian         Director, President and       July 24, 1997
---------------------         Chief Executive Officer       -------------
(Michael E. Julian)


/s/ Roger P. Friou            Director                      July 24, 1997
---------------------                                       -------------
(Roger P. Friou)


/s/ Bruce C. Bruckmann        Director                      July 24, 1997
----------------------                                      -------------
(Bruce C. Bruckmann)


/s/ Harold O. Rosser, II      Director                      July 24, 1997
------------------------                                    -------------
(Harold O. Rosser, II)


/s/ Stephen C. Sherrill       Director                      July 24, 1997
------------------------                                    -------------
(Stephen C. Sherrill)


/s/ John M. Moriarty, Jr.     Director                      July 24, 1997
------------------------                                    -------------
(John M. Moriarty, Jr.)


/s/ Bernard J. Ebbers         Director                      July 24, 1997
------------------------                                    -------------
(Bernard J. Ebbers)


/s/ Ronald E. Johnson         Director                      July 24, 1997
------------------------                                    -------------
(Ronald E. Johnson)