Form 10-Q
period 1997-07-26
JITNEY JUNGLE STORES OF AMERICA INC /MI/
filed 1997-08-25
CIK 1005408

                                    FORM 10-Q

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

              Quarterly Report Pursuant To Section 13 or 15 (d) of
                     The Securities and Exchange Act of 1934

QUARTER ENDED  July 26, 1997                     COMMISSION FILE NO. 33-80833

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

The number of shares of Registrant's Common Stock, par value one cent ($.01) per share, outstanding at July 26, 1997, was 425,000.

                      JITNEY-JUNGLE STORES OF AMERICA, INC.

                                TABLE OF CONTENTS

PART I.   FINANCIAL INFORMATION                                            Page

          Item 1.   Financial Statements:

                    Condensed Consolidated Balance Sheets
                        July 26, 1997 (Unaudited) and May 3, 1997          2

                    Condensed Consolidated Statements of Operations
                        Twelve (12) Week Period Ended
                        July 26, 1997 (Unaudited) and
                        Twelve (12) Week Period Ended
                        July 20, 1996 (Unaudited)                          3

                    Condensed Consolidated Statements of Changes in
                        Stockholders' Deficit
                        Twelve (12) Week Period Ended
                        July 26, 1997 (Unaudited) and
                        July 20, 1996 (Unaudited)                          4

                    Condensed Consolidated Statements of Cash Flows
                        Twelve (12) Week Period Ended July 26, 1997
                        (Unaudited) and July 20, 1996 (Unaudited)          5

                    Notes to Condensed Consolidated Financial Statements
                        July 26, 1997 (Unaudited) and
                        July 20, 1996 (Unaudited)                          6-8

          Item 2.   Management's Discussion and Analysis of Financial
                        Condition and Results of Operations                8-12

PART II.  OTHER INFORMATION

          Item 1.   Legal Proceedings                                      12
          Item 2.   Change in Securities                                   12
          Item 3.   Defaults Upon Senior Securities                        12
          Item 4.   Submission of Matters to a Vote of Security Holders    12
          Item 5.   Other Information                                      12
          Item 6.   Exhibits and Reports on Form 8-K                       12-13

PART I.   ITEM 1.  FINANCIAL STATEMENTS

JITNEY-JUNGLE STORES OF AMERICA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS


(Dollars in thousands)                                              July 26,               May 3,
                                                                      1997                 1997
                                                                  (Unaudited)
ASSETS                                                            -----------          -----------
Current assets:
     Cash and cash equivalents                                    $     5,255         $     14,426
     Receivables                                                        7,423                5,463
     Inventories at LIFO                                               77,694               64,619
     Prepaid expenses and other                                         6,507                1,213
     Deferred income taxes                                              2,152                2,152
                                                                   ----------           ----------
        Total current assets                                           99,031               87,873
                                                                   ----------           ----------
PROPERTY AND EQUIPMENT - net                                          169,168              171,488
                                                                   ----------           ----------
OTHER ASSETS - net                                                     16,732                8,484
                                                                   ----------           ----------
     TOTAL ASSETS                                                 $   284,931         $    267,845
                                                                    =========            =========
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:

     Accounts payable                                             $    60,940         $     49,978
     Accrued expenses                                                  34,224               33,088
     Current portion of capitalized leases                              4,899                4,899
     Current installments on long-term debt                             4,923
                                                                   ----------           ----------
        Total current liabilities                                     104,986               87,965
                                                                   ----------           ----------
Noncurrent liabilities:
     Long-term debt, less current installments                        206,876              208,000
     Obligations under capitalized leases                              58,663               59,563
     Deferred income taxes                                              6,328                6,398
                                                                   ----------           ----------
        Total noncurrent liabilities                                  271,867              273,961
                                                                   ----------           ----------
Commitments and contingencies
Redeemable Preferred stock (aggregate liquidation
     preference value of $61,624 at July 26, 1997 and
     $60,086 at May 3, 1997)                                           59,508               57,921
                                                                   ----------           ----------
Stockholders' deficit:
     Class C Preferred stock - Series 1(at liquidation value)           8,663                8,502
     Common stock ($.01 par value, authorized 5,000,000
        shares, issued and outstanding 425,000 shares)                      4                    4
     Additional paid-in capital                                      (302,326)            (302,326)
     Retained earnings                                                142,229              141,818
                                                                   ----------           ----------
        Total stockholders' deficit                                  (151,430)            (152,002)
                                                                   ----------           ----------
     TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                  $   284,931          $   267,845
                                                                    =========            =========


See notes to condensed consolidated financial statements.

JITNEY-JUNGLE STORES OF AMERICA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in Thousands Except Per Share Amounts)


                                            Twelve Weeks Ended
                                          July 26,       July 20,
                                            1997           1996
                                        (Unaudited)    (Unaudited)
                                       -----------     ----------
NET SALES                                $ 288,978     $  282,166
                                       -----------     ----------
COSTS AND EXPENSES:

   Cost of goods sold                      216,464        211,627
   Direct store expenses                    48,058         45,447
   Warehouse, administrative
     and general expenses                   12,772         14,241
   Interest expense - net                    8,241          8,378
                                       -----------     ----------
      Total costs and expenses             285,535        279,693
                                       -----------     ----------
   Earnings before taxes on income           3,443          2,473

Income tax expense                           1,284            921
                                       -----------     ----------
NET EARNINGS

                                         $   2,159     $    1,552
                                       ===========     ==========
EARNINGS (LOSS) PER COMMON AND
   COMMON EQUIVALENT SHARE

                                         $    0.92     $    (0.12)
                                       ===========     ==========


See notes to condensed consolidated financial statements.

JITNEY-JUNGLE STORES OF AMERICA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT FOR THE TWELVE (12) WEEK PERIODS ENDED JULY 26, 1997 (Unaudited)
AND JULY 20, 1996 (Unaudited)
(Dollars in thousands)


                                             Class C
                     Redeemable         Preferred Stock,
                   Preferred Stock          Series 1           Common Stock        Additional
                  No. of                No. of                No. of                 Paid-In     Retained
                  Shares      Amount    Shares    Amount      Shares    Amount       Capital     Earnings
                  ------      ------    ------    ------      ------    ------    ----------    ---------
Balance
 Apr 27, 1996    523,418    $ 49,988    76,042   $ 7,604    425,000    $     4    $(302,326)    $ 149,903
Net earnings                                                                                        1,552
Accretion of
  discount on
  Class A
Preferred
  stock                           47                                                                  (47)
Merger costs                                                                             30
Balance          -------     -------   -------   -------    -------     ------    ----------   ----------
Jul 20, 1996     523,418    $ 50,035    76,042   $ 7,604    425,000     $    4    $(302,296)    $ 151,408
                 =======     =======   =======   =======    =======     ======     =========    =========


Balance
May 3, 1997      523,418    $ 57,921    76,042   $ 8,502    425,000     $    4    $(302,326)    $ 141,818
Net earnings                                                                                        2,159
Accretion of
   discount on
   Class A
   Preferred
   stock                          48                                                                  (48)
Cumulation of
   dividends on
   Preferred
   stock                       1,539                 161                                           (1,700)
Balance          -------     -------    ------    ------    -------     ------    ----------     ---------
Jul 26, 1997     523,418    $ 59,508    76,042   $ 8,663    425,000     $    4    $(302,326)    $ 142,229
                 =======     =======    ======    ======    =======     ======     =========    =========


See notes to condensed consolidated financial statements.

JITNEY-JUNGLE STORES OF AMERICA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)



                                                                   Twelve Weeks Ended
                                                                July 26,         July 20,
                                                                  1997             1996
                                                              (Unaudited)      (Unaudited)
OPERATING ACTIVITIES:                                         -----------      -----------
     Net earnings                                            $      2,159      $     1,552
     Adjustment to reconcile net earnings to net
       cash provided by operating
       activities:
        Depreciation and amortization                               6,982            7,062
        Loss on disposition of property and other assets               (3)             (46)
        Changes in assets and liabilities (net):
            Receivables                                            (1,960)            (707)
            Store and warehouse inventories                       (13,075)          (2,034)
            Prepaid expenses                                         (371)           1,064
            Accounts payable                                       10,962            9,663
            Accrued expenses                                        1,136            1,550
                                                               ----------       ----------
                Net cash provided by operating activities           5,830           18,104
                                                               ----------       ----------
INVESTING ACTIVITIES:
     Capital expenditures                                          (4,985)          (6,122)
     Disposal of property and other assets                             81            1,097
     Maturities of short-term investments                                              337

                                                               ----------       ----------
                Net cash used in investing activities              (4,904)          (4,688)
                                                               ----------       ----------
FINANCING ACTIVITIES:
     Payments on long-term debt - net                              (9,197)         (15,826)
     Merger costs                                                                       30
     Payments on capitalized lease obligations                       (900)            (263)

                                                               ----------       ----------
                Net cash used in financing activities             (10,097)         (16,059)
                                                               ----------       ----------
DECREASE IN CASH AND CASH EQUIVALENTS                              (9,171)          (2,643)

CASH AND CASH EQUIVALENTS - BEGINNING                              14,426            5,676
                                                               ----------       ----------
CASH AND CASH EQUIVALENTS - ENDING
                                                               $    5,255       $    3,033
                                                               ==========       ==========
NON-CASH INVESTING AND FINANCING ACTIVITIES
  Insurance premium financed                                   $   12,996
                                                               ==========



See notes to condensed consolidated financial statements.

JITNEY-JUNGLE STORES OF AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JULY 26, 1997 (Unaudited) AND JULY 20, 1996 (Unaudited)
(Dollars in thousands)

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

    These interim financial statements have been prepared on the basis of accounting principles used in the annual financial statements for the year ended May 3, 1997. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (all of which were of a normal recurring nature) necessary for a fair statement of consolidated financial position and results of operations of the Company for the interim periods. The results of operations of the Company for the twelve weeks ended July 26, 1997, are not necessarily indicative of the results which may be expected for the entire year.

2.  THE RECAPITALIZATION

    On March 5, 1996, Jitney-Jungle effected a recapitalization (the "Recapitalization") pursuant to an Agreement and Plan of Exchange and of Merger dated as of November 16, 1995 by and among Jitney-Jungle, certain of its affiliates and JJ Acquisitions Corp. ("JJAC"), a Delaware corporation formed by BRS. Prior to the Recapitalization, Jitney-Jungle had five affiliates (Southern Jitney Jungle Company, McLemore's Wholesale & Retail Stores, Inc., McCarty-Holman Co., Inc., Pump And Save, Inc. and Jitney-Jungle Bakery, Inc., each of which was under common ownership and management with Jitney-Jungle) and five subsidiaries (Florida Jitney-Jungle Stores, Inc., Jitney-Jungle Wholesale Co., Inc., Jackson Jet Corporation, Interstate Jitney Jungle Stores, Inc. and Foodway, Inc., each of which was wholly-owned by Jitney-Jungle). In connection with the Recapitalization, the common stock of each of Southern Jitney Jungle Company, McCarty-Holman Co., Inc. and Jitney-Jungle Bakery, Inc. was exchanged for newly-issued shares of common stock of Jitney-Jungle and certain existing subsidiaries of Jitney-Jungle were merged with and into Jitney-Jungle or another subsidiary of Jitney-Jungle; as a result, Jitney-Jungle had four direct, wholly-owned subsidiaries (Interstate Jitney-Jungle Stores, Inc., Southern Jitney Jungle Company, McCarty-Holman Co., Inc. and Jitney-Jungle Bakery, Inc.) and one indirect wholly-owned subsidiary, Pump And Save, Inc. Immediately thereafter, JJAC was merged with and into Jitney-Jungle and the separate existence of JJAC ceased. The shareholders of Jitney-Jungle received consideration of $272,500 in cash and $27,500 aggregate liquidation preference of Class B Preferred Stock. Upon completion of the Recapitalization, 71.25%, on a fully diluted basis, of the outstanding shares of Jitney-Jungle's Common Stock was held by the Fund Entities and 10.0%, on a fully diluted basis, continued to be held by certain shareholders of Jitney-Jungle.

 3.   LONG-TERM DEBT


                                                July 26,             May 3,
                                                   1997               1997
                                               ---------          ---------
Senior notes at 12%, maturing in 2006        $   200,000        $   200,000
Revolving credit loans                                                8,000
Insurance premium financing at 6.5%               11,799
                                               ---------          ---------
                                                 211,799            208,000
Less current installments                          4,923
                                               ---------          ---------
Long-term debt                               $   206,876        $   208,000
                                               =========          =========


    The Company has available a Credit Facility of $96,250 (the original total commitment of $100,000 reduced by $1,250 on December 31, 1996, $1,250 on March 31, 1996 and $1,250 on June 30, 1997 as per the terms of the revolving credit agreement) under which letters of credit aggregating $10,481 were outstanding at July 26, 1997.

4.  EARNINGS (LOSS) PER COMMON AND COMMON EQUIVALENT SHARE

    Earnings (loss) per common and common equivalent share is based on net income (loss) after preferred stock dividend requirements and the weighted average number of shares outstanding during each interim period. Cumulative dividends not declared or paid on preferred shares amounted to $1,700 for the twelve weeks ended July 26, 1997. The number of shares used in computing the earnings per share was 499,986 (including incremental shares attributable to outstanding warrants) for the twelve weeks ended July 26, 1997 and 425,000 for the twelve weeks ended July 20, 1996. Incremental shares attributed to outstanding warrants were not included in the computation for the twelve weeks ended July 20,1996 as their effect on earnings (loss) per share would be antidilutive.

5.  COMMITMENTS AND CONTINGENCIES

    The Company is a party to certain litigation incurred in the normal course of business. In the opinion of management, the ultimate liability, if any, which may result from this litigation will not have a material adverse effect on the Company's financial position or results of operations.

    In connection with the Recapitalization, the Company entered into an agreement whereby the Fund Manager is entitled to receive $250 per year from the Company as a management fee for the performance of strategic and financial planning services. The amount of the annual management fee may be increased by up to an additional $750 per year based upon certain performance criteria.

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

A table showing the percentage of net sales represented by certain items in the Company's condensed consolidated statements of operations is as follows:


                                              Twelve Weeks Ended
                                           July 26,          July 20,
                                             1997              1996
                                          ---------         ---------
Net sales                                    100.0 %           100.0 %
Gross profit                                  25.1              25.0
Direct store expenses                         16.6              16.1
Warehouse, administrative
  and general expenses                         4.4               5.0
Operating income                               4.1               3.9
Interest expense, net                          2.9               3.0
Earnings (loss)  before income taxes           1.3               0.9
Provisions for income taxes                    0.4               0.3
Net earnings (loss)                            0.9               0.6
EBITDA                                         6.4               6.3


A summary of the period to period changes in certain items included in the condensed consolidated statements of operations for the twelve week periods ended July 26, 1997 and July 20, 1996 is as follows:


                                             Period-to-Period Changes
                                                 Twelve Weeks Ended
                                                    July 26, 1997
                                                  $                %
                                             --------         --------
Net sales                                $      6,812             2.41 %
Gross profit                                    1,975             2.80
Direct store expenses                           2,611             5.75
Warehouse, administrative
  and general expenses                         (1,469)          (10.32)
Operating income                                  833             7.68
Interest expense, net                            (137)           (1.63)
Earnings (loss) before income taxes               970            39.22
Provision for income taxes                        363            39.41
Net earnings (loss)                               607            39.11
EBITDA                                            803             4.51



RESULTS OF OPERATIONS

NET SALES

Net sales increased $6,812 or 2.4% in the twelve week period as compared to the corresponding period ended July 20, 1996. The net sales increase was primarily attributable to the continued favorable results of the Jitney-Jungle Gold Card (a frequent shopper program which was launched by the Company in January, 1997) and sales improvements at five discount supermarkets that were converted during the quarter (two to the conventional store format and three to the combination store format). Same store sales increased approximately 2.3% for the twelve week period ended July 26, 1997. The Company's store count at the end of the quarter was 104 supermarkets (22 discount stores, 77 conventional stores and 5 combination stores) and 53 gasoline stations as compared to 104 supermarkets (30 discount stores, 72 conventional stores and 2 combination stores) and 49 gasoline stations at July 20, 1996.

GROSS PROFIT

Gross profit for the first quarter of fiscal 1998 increased $1,975 to $72,514, or 25.1% of net sales, compared to $70,539, or 25.0% of net sales, for the first quarter of fiscal 1997. Gross profit increased primarily due to an increase in sales in the first quarter of fiscal 1998.

DIRECT STORE EXPENSES

Direct store expenses were $48,058 or 16.6% of net sales and $45,447 or 16.1% of net sales for the twelve week period ended July 26, 1997 and July 20, 1996, respectively. Direct store expenses increased primarily due to an increase in net sales in the first quarter of fiscal 1998. The increase in direct store expenses as a percentage of net sales in the first quarter of fiscal 1998 was principally due to increases in labor costs and advertising expenses associated with the conversion of five discount stores during the quarter.

WAREHOUSE, ADMINISTRATIVE AND GENERAL EXPENSES

Warehouse, administrative and general expenses were $12,772 or 4.4% of net sales and $14,241 or 5.0% of net sales for the twelve week period ended July 26, 1997 and July 20, 1996 respectively. The decrease in warehouse, administrative and general expenses was primarily due to (i) a decrease in administrative labor costs as a result of a headcount reduction implemented during the quarter, (ii) a decrease in various expenses including travel and supplies and (iii) an increase in backhaul income.

OPERATING INCOME

Operating income was $11,684 or 4.1% of net sales for the twelve week period ended July 26, 1997 as compared to $10,851 or 3.9% of net sales for the twelve week period ended July 20, 1996. The increase in operating income was due to the factors discussed above.

EBITDA

EBITDA (net income before interest income, interest expense, income taxes, depreciation and amortization and LIFO charges/credits) was $18,616, or 6.4% of net sales in the first quarter of fiscal 1998 as compared to $17,813 or 6.3% of net sales in the first quarter of fiscal 1997. EBITDA increased primarily due to an increase in sales in the first quarter of fiscal 1998. EBITDA as presented is consistent with the definition used for covenant purposes contained in the Indenture. EBITDA is a widely accepted financial indicator of a company's ability to service debt. However, EBITDA should not be construed as an alternative to operating income, net income or cash flows from operating activities (as determined in accordance with generally accepted accounting principles) and should not be construed as an indication of the Company's operating performance or as a measure of liquidity.

NET INTEREST EXPENSE

Interest expense was $8,241 in the first quarter of fiscal 1998 as compared to $8,378 in the first quarter of fiscal 1997. The decrease in interest expense was primarily due to interest expense on the existing Credit Facility, which decreased in the first quarter of fiscal 1998.

INCOME TAX EXPENSE

Income taxes were $1,284 with an effective tax rate of 37.3% for the first quarter of fiscal 1998 and $921 with an effective tax rate of 37.2% for the first quarter of fiscal 1997. The increase in income taxes was principally due to higher pretax earnings.

LIQUIDITY AND CAPITAL RESOURCES

Historically, the Company has funded its working capital requirements, capital expenditures and other needs principally from operating cash flows. Due to the Recapitalization, however, the Company has become highly leveraged and its debt instruments contain restrictions on its operations. At July 26, 1997, Jitney-Jungle had $275,361 of total long-term debt (including capitalized leases and current installments) and a shareholders deficit of $151,430.

The Company's principal uses of liquidity have been to fund working capital, meet debt service requirements and finance Jitney-Jungle's strategic plans. The Company's principal sources of liquidity have been cash flow from operations and borrowings under the Credit Facility. Jitney-Jungle has outstanding letters of credit with a face amount of $10,481 issued under the Credit Facility principally to secure obligations pursuant to a capitalized lease and to secure obligations under an existing supply contract with Topco Associates, Inc., the Company's supplier of private label merchandise. There were no borrowings outstanding at July 26, 1997 under the Credit Facility.

Cash provided by operating activities during the twelve week period ended July 26, 1997 was $5,830 compared to $18,104 for the twelve week period ended July 20, 1996. In the first quarter of fiscal 1998, accounts payable increased by improving customer terms to industry standards and inventories increased due to
(i) planned remodel sales associated with store conversions, (ii) inventory service level improvements and (iii) increased purchasing of deal merchandise at a lower cost.

 Net cash used in investing activities was $4,904 and $4,688 for the twelve week period ended July 26, 1997 and July 20, 1996, respectively. Cash was primarily used for capital expenditures. Capital expenditures were $4,985 and $6,122 for the twelve week period ended July 26, 1997 and July 20, 1996, respectively.

Net cash used in financing activities was $10,097 for the twelve week period ended July 26, 1997 and $16,059 for the twelve week period ended July 20, 1996. The principal uses of funds in financing activities for the twelve week period ended July 26, 1997 were the payment of principal on long-term debt and capital leases obligations.

The Company believes that capital expenditures for the remainder of fiscal 1998 will be financed through cash flows from operations and borrowings under its Credit Facility. Capital expenditure plans are continuously evaluated and modified from time to time depending on cash availability and other economic factors.

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

None.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

       Exhibit No.

       --------------

       * 27.1  Financial Data Schedule

               * Filed herewith.

(b)  Reports on Form 8-K

    On July 14, 1997, the Company filed a Current Report on Form 8-K stating under "Item 5. Other Events" that it had entered into a Merger Agreement with Delchamps Inc. to purchase all of the Delchamps' outstanding common stock at a price of $30 per share. The offer is conditioned upon, among other things, there being tendered and not withdrawn prior to the expiration date of the offer at least two-thirds of the outstanding shares of Delchamps' common stock. In addition, regulatory approval and consent of the holders of the Company's senior notes are required. The Company intends to issue up to $280 million of debt to finance the acquisition and to repay indebtedness of Delchamps in connection with the acquisition.

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

Dated: August 22, 1997