Form 10-Q
period 1997-10-18
JITNEY JUNGLE STORES OF AMERICA INC /MI/
filed 1997-12-02
CIK 1005408

                                     FORM 10-Q

                                   UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C. 20549


                  Quarterly Report Pursuant To Section 13 or 15 (d) of
                         The Securities and Exchange Act of 1934


QUARTER ENDED  October 18, 1997              COMMISSION FILE NO. 33-80833

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


The number of shares of Registrant's Common Stock, par value one cent ($.01) per share, outstanding at October 18, 1997, was 425,000.

                         JITNEY-JUNGLE STORES OF AMERICA, INC.

                                 TABLE OF CONTENTS


PART I.  FINANCIAL INFORMATION                                             Page


      Item 1.  Financial Statements:


               Condensed Consolidated Balance Sheets
                  October 18, 1997 (Unaudited) and May 3, 1997                2

               Condensed Consolidated Statements of Operations
                  Twenty-four (24) and Twelve (12) Week Periods Ended
                  October 18, 1997 (Unaudited) and
                  Twenty-four (24) and Twelve (12) Week Periods Ended
                  October 12, 1996 (Unaudited)                                3

               Condensed Consolidated Statements of Changes in
                  Stockholders' Deficit Twenty-four (24) Week Periods
                  Ended October 18, 1997 (Unaudited) and
                  October 12, 1996 (Unaudited)                                4

               Condensed Consolidated Statements of Cash Flows
                  Twenty-four (24) Week Periods Ended
                  October 18, 1997 (Unaudited) and
                  October 12, 1996 (Unaudited)                                5

               Notes to Condensed Consolidated Financial Statements
                  October 18, 1997 (Unaudited)
                  October 12, 1996 (Unaudited)                               6-8

               Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                       8-11


PART II.  OTHER INFORMATION


               Item 1.  Legal Proceedings                                     12
               Item 2.  Change in Securities                                  12
               Item 3.  Defaults Upon Senior Securities                       12
               Item 4.  Submission of Matters to a Vote of Security Holders   12
               Item 5.  Other Information                                     12
               Item 6.  Exhibits and Reports on Form 8-K                      12


PART 1. ITEM 1. FINANCIAL STATEMENTS
JITNEY-JUNGLE STORES OF AMERICA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)                                                        October 18,       May 3,
                                                                              1997              1997
                                                                              (Unaudited)       (Audited)
                                                                              ----------         ---------

ASSETS
Current assets:
   Cash and cash equivalents                                                  $     7,840        $14,426
   Receivables                                                                     17,998          5,463
   Inventories at LIFO                                                            178,037         64,619
   Prepaid expenses and other                                                      15,146          1,213
   Deferred income taxes                                                            4,925          2,152
                                                                               ----------       ---------
      Total current assets                                                        223,946         87,873
                                                                               ----------       ---------
PROPERTY AND EQUIPMENT-net                                                        292,392        171,488
                                                                               ----------       ---------
Other assets
   Goodwill                                                                       149,933
   Other assets-net                                                                56,033          8,484
                                                                               ----------       ---------
      Total other assets                                                          205,966          8,484

         TOTAL ASSETS                                                          $  722,304      $ 267,845
                                                                               ----------       ---------
                                                                               ----------       ---------


LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
   Accounts payable                                                            $  102,237      $  49,978
   Accrued expenses                                                                65,497         33,088
   Current portion of capitalized leases                                            5,743          4,899
   Restructuring obligations                                                       22,768
   Current installments on long-term debt                                           4,923
                                                                               ----------       ---------
      Total current liabilities                                                   201,168         87,965
                                                                               ----------       ---------

Noncurrent liabilities:
   Long-term debt, less current installments                                      416,519        208,000
   Obligations under capitalized leases                                            67,213         59,563
   Restructuring Obligations                                                       66,738
   Other Liabilities                                                                2,172
   Deferred income taxes                                                            9,671          6,398
                                                                               ----------       ---------
      Total noncurrent liabilities                                                562,313        273,961
                                                                               ----------       ---------

Commitments and contingencies                                                      54,019
Minority Interest
Redeemable Preferred stock (aggregate liquidation
   preference value of $63,464 at October 18, 1997 and
   $60,086 at May 3, 1997)                                                         61,396         57,921
                                                                               ----------       ---------
Stockholders' deficit:
   Class C Preferred stock - Series 1 (liquidation value)                           8,888          8,502
   Common stock ($.01 par value, authorized 5,000,000
      shares, issued and outstanding 425,000 shares)                                    4              4
   Additional paid-in capital                                                    (302,326)      (302,326)
   Retained earnings                                                              136,842        141,818
                                                                               ----------       ---------
      Total stockholders' deficit                                                (156,592)      (152,002)
                                                                               ----------       ---------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                    $  722,304      $ 267,845
                                                                               ----------       ---------
                                                                               ----------       ---------
See notes to condensed consolidated financial statements.


JITNEY-JUNGLE STORES OF AMERICA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in Thousands Except Per Share Amounts)


                                                      Twenty-four Weeks Ended        Twelve Weeks Ended
                                                   October 18,     October 12,   October 18,    October 12,
                                                       1997           1996            1997         1996
                                                    (Unaudited)    (Unaudited)    (Unaudited)   (Unaudited)
                                                    -----------    ------------   -----------   -----------
NET SALES                                           $  665,693     $   553,000    $   376,715   $   270,834
                                                    -----------    ------------   -----------   -----------

COSTS AND EXPENSES:
   Cost of goods sold                                  497,119        417,503        280,655        205,976
   Direct store expenses                               121,045         90,755         72,987         45,207
   Warehouse, administrative
      and general expenses                              26,226         27,195         13,454         12,955
   Special charges                                       2,742                         2,742
   Interest expenses - net                              18,940         16,729         10,699          8,351
                                                    -----------    ------------   -----------   -----------
      Total costs and expenses                          666,072       552,182        380,537        272,489
                                                    -----------    ------------   -----------   -----------
   Earnings (loss) before taxes on income
     and extraordinary item                                (379)          818         (3,822)        (1,655)

Income tax expense                                         (134)          305         (1,418)          (616)
                                                    -----------    ------------   -----------   -----------
Earnings (loss) before extraordinary item                  (245)          513         (2,404)        (1,039)

Extraordinary item, net of taxes of $518                   (870)                        (870)
                                                    -----------    ------------   -----------   -----------
NET EARNINGS (LOSS)                                 $    (1,115)   $      513     $   (3,274)   $    (1,039)
                                                    -----------    ------------   -----------   -----------
                                                    -----------    ------------   -----------   -----------
EARNINGS (LOSS) PER COMMON AND
  COMMON EQUIVALENT SHARE

   Earnings before extraordinary item                   (11.31)        (6.67)          (12.39)        (6.46)
   Extraordinary item                                    (0.17)
                                                    -----------    ------------   -----------   -----------
                                                    $   (11.48)     $  (6.67)     $    (12.56)  $     (6.46)
                                                    -----------    ------------   -----------   -----------
                                                    -----------    ------------   -----------   -----------

See notes to condensed consolidated financial statements.


JITNEY-JUNGLE STORES OF AMERICA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT FOR THE TWENTY-FOUR (24) WEEK PERIODS ENDED OCTOBER 18, 1997 (Unaudited) AND OCTOBER 12, 1996 (Unaudited)
(Dollars in Thousands)


                                                          Class C
                                    Redeemable         Preferred Stock,
                                  Preferred Stock         Series 1           Common Stock       Additional
                                  No. of               No. of                No. of                Paid-In      Retained
                                  Shares     Amount    Shares     Amount     Shares    Amount       Capital     Earnings
                                  ------     ------    ------     ------     ------    ------      --------     --------


Balance

  Apr 27, 1996                     523,418   $49,988     76,042   7,604       425,000    $   4       (302,326)   $ 149,903

Net earnings                                                                                                          513

Accretion of

  discount on

  Class A

  Preferred

  stock                                          95                                                                    (95)

  Cumulation of

  dividends on Class

  A Preferred stock                           1,695                                                                 (1,695)

  Merger costs                                                                            36

  Balance                          -------   ------    ------     ------     ------    ------     ---------      ---------
  Oct 12, 1996                     523,418   $51,788   76,042     $7,604     425,000   $   4      $ (302,290)    $ 148,626
                                   -------   ------    ------     ------     ------    ------     ---------      ----------
                                   -------   ------    ------     ------     ------    ------     ---------      ----------


Balance

  May 3, 1997                     523,418   $57,921     76,042     8,502      425,000   $   4     $ (302,326)    $ 141,818

Net loss                                                                                                            (1,115)

Accretion of

  discount on

  Class A

  Preferred

  stock                                          96                                                                    (96)

  Cumulation of

  dividends on

  Preferred

  stock                                       3,379                 386                                             (3,765)

  Balance                          -------   -------   ------     ------     ------    ------     ----------     ---------
  Oct 12, 1996                     523,418   $61,396   76,042     $8,888     425,000   $   4      $ (302,326)    $ 136,842
                                   -------   -------   ------     ------     ------    ------     ----------     ---------
                                   -------   ------    ------     ------     ------    ------     ----------     ---------



See notes to condensed consolidated financial statements.


JITNEY-JUNGLE STORES OF AMERICA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)
(Unaudited)

                                                                                 Twenty-four Weeks Ended
                                                                              October 18,     October 12,
                                                                                  1997           1996
                                                                               -----------    ------------

Operating ACTIVITIES:

      Net earnings (loss)                                                        $  (1,115)    $       513
      Adjustment to reconcile net earnings to net
      cash provided by operating activities:
         Depreciation and amortization                                              16,294          14,243
         Gain on disposition of property and other assets                             (937)            (83)
         Deferred income tax expense (benefit)                                       2,439              (1)
         Changes in assets and liabilities net of effects from
         purchase of Delchamps, Inc.:
            Receivables                                                             (5,054)         (1,627)
            Store and warehouse inventories                                        (10,822)         (4,786)
            Prepaid expenses                                                        (3,396)          2,161
            Accounts payable                                                         8,457           6,386
            Accrued expenses                                                         6,050           5,490
            Restructuring obligations                                                 (164)
                                                                               -----------     -----------
               Net cash provided by operating activities                            11,752          22,296
                                                                               -----------     -----------

INVESTING ACTIVITIES:
   Capital expenditures                                                            (17,742)        (15,500)
   Disposal of property and other assets                                             7,939           1,118
   Maturities of short-term investments                                                                337
   Payment of purchase of Delchamps, Inc. net of cash acquired                    (169,451)
   Increase in other assets                                                        (30,326)
                                                                               -----------     -----------
               Net cash used in investing activities                              (209,580)        (14,045)
                                                                               -----------     -----------

FINANCING ACTIVITIES:
   Proceeds (payments) on long-term debt - net                                     185,499          (4,878)
   Payments on capitalized lease obligations                                        (1,737)         (1,341)
   Other                                                                                 -              36
   Restructuring obligations                                                         7,480
                                                                               -----------     -----------

               Net cash provided (used) in financing activities                    191,242          (6,183)
                                                                               -----------     -----------
(INCREASE) DECREASE IN CASH AND CASH EQUIVALENTS                                    (6,586)          2,068

CASH AND CASH EQUIVALENTS - BEGINNING                                                14,426          5,676
                                                                                -----------    -----------
CASH AND CASH EQUIVALENTS - ENDING                                               $    7,840    $     7,744
                                                                                -----------    -----------
                                                                                -----------    -----------
NON-CASH INVESTING AND FINANCING ACTIVITIES
  Insurance premium financed                                                     $   13,480    $         -
                                                                                -----------    -----------
                                                                                -----------    -----------

See notes to condensed consolidated financial statements.


JUNGLE STORES OF AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 18, 1997 (Unaudited) AND OCTOBER 12, 1996 (Unaudited)
(Dollars in thousands)


1.  BASIS OF PRESENTATION

    The unaudited condensed consolidated financial statements include those of Jitney-Jungle Stores of America, Inc. and its wholly-owned subsidiaries, Southern Jitney Jungle Company, Interstate Jitney-Jungle Stores, Inc., McCarty-Holman Co., Inc. and subsidiary, and Jitney-Jungle Bakery, Inc. The financial statements also include Delchamps Inc. (the majority owned subsidiary of Jitney-Jungle Stores of America, Inc.). All material intercompany profits, transactions and balances have been eliminated.

    These interim financial statements have been prepared on the basis of accounting principles used in the annual financial statements for the year ended May 3, 1997. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (all of which were of a normal recurring nature) necessary for a fair statement of consolidated financial position and results of operations of the Company for the interim periods. The results of operations of the Company for the twenty-four weeks ended October 18, 1997, are not necessarily indicative of the results which may be expected for the entire year.



2.   ACQUISITION

    In September 1997, the Company acquired the majority of the common stock of Delchamps, Inc. Certain shareholders dissented from the merger and indicated that they will pursue their appraisal remedy under Alabama law. Management does not expect this matter to have a material affect on operations or the price of the acquisition. The acquisition was accounted for as a purchase and, accordingly, Delchamps' results of operations were included in the Company's consolidated financial statements subsequent to the acquisition date.

    The preliminary calculation of the fair value of assets acquired and liabilities assumed is set forth below. Management believes, however, that when the final valuation of the net assets acquired is completed, the allocation of the purchase price will not differ materially from the amounts shown below.


               Cash                                              $       84
               Notes and accounts receivable                          6,361
               Inventory                                            102,595
               Property, equipment and leasehold
                 improvements                                       120,257
               Investments and other assets                         164,726
               Long-term debt                                       (77,823)
               Other liabilities                                    (78,501)
                                                                 -----------
               Net purchase price                                $  237,699
                                                                 -----------
                                                                 -----------

3.   PRO FORMA INFORMATION ON THE ACQUISITION OF DELCHAMPS, INC.

    The following pro forma information reflects the acquisition of Delchamps, Inc. from May 3, 1997 to October 18, 1997 and from April 28, 1996 to October 12, 1996, as if the consolidation had occurred from the earliest date presented:

                                          October 18, 1997     October 12, 1996

         Net Sales                           $ 1,067,789       $     1,079,226
         Cost of Goods Sold                      794,262               824,479
         Expenses net of interest                252,323               235,657
         Interest                                 28,464                26,510
         Taxes                                    (1,847)               (1,907)
         Net Earnings                        $    (5,413)      $        (5,513)


4.   LONG-TERM DEBT

                                                   October 18,          May 3,
                                                          1997            1997
                                                     -------           -------
         Senior notes at 12%, maturing in 2006     $ 200,000       $   200,000
         Senior subordinated notes at 10.38%,        200,000
            maturing in 2007
         Revolving credit loans                       10,015             8,000
         Insurance premium financing at 6.5&          11,427
                                                     -------           -------
                                                     421,442           208,000
         Less current installments                     4,923
                                                     -------           -------
         Long-term debt                            $ 416,519        $  208,000
                                                     -------           -------
                                                     -------           -------


    The Company has available a Credit Facility of $150 million under which letters of credit aggregating $7,559 were outstanding at October 18, 1997.

     5. EXTRAORDINARY ITEM

    In connection with the Delchamps acquisition, the Company retired debt (which is net of issuance cost of $1.4 million), prior to its scheduled maturity. The loss from the extinguishment of this debt has been classified as an extraordinary item in the accompanying statement of operations.

6.  EARNINGS (LOSS) PER COMMON AND COMMON EQUIVALENT SHARE

    Earnings (loss) per common and common equivalent share is based on net income (loss) after preferred stock dividend requirements and the weighted average number of shares outstanding during each interim period. Cumulative dividends not declared or paid on preferred shares amounted to $2,064 and $3,765 for the twelve weeks and twenty-four weeks ended October 18, 1997, respectively. The number of shares used in computing the earnings (loss) per share was 425,000 for the twelve weeks and twenty-four weeks ended October 18, 1997 and 425,000 for the twelve weeks and twenty-four weeks ended October 12, 1996. Incremental shares attributed to outstanding warrants were not included in the computation as their effect on earnings (loss) per share would be antidilutive.

7.  COMMITMENTS AND CONTINGENCIES

    The Company is a party to certain litigation incurred in the course of business. In the opinion of management, the ultimate liability, if any, which may result from this litigation will not have a material adverse effect on the Company's financial position or results of operations.




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

A table showing the percentage of net sales represented by certain items in the Company's condensed consolidated statements of operations is as follows:



                                 Twenty-four Weeks-Ended    Twelve Weeks Ended
                                 Oct 18,          Oct 12    Oct 18,      Oct 12,
                                 1997             1996      1997         1996
                                 -------          ------    --------     ------

Net sales                          100.0%          100.0%     100.0%      100.0
Gross profit                        25.3            24.5       25.5        24.0
Direct store expenses               18.2            16.4       19.4        16.7
Warehouse, administrative
  and general expenses               3.9             4.9        3.6         4.8
Special Charges                      0.4                        1.1
Operating income                     2.8             3.2        1.4         2.5
Interest expense, net                2.8             3.0        2.8         3.1
Earnings (loss) before income
   taxes and extraordinary
   item                              0.0             0.2       (1.0)       (0.6)
Provisions for income taxes         (0.1)            0.1       (0.5)       (0.2)
Extraordinary item (net of
   income tax)                       0.0                        0.0
Net earnings (loss)                  0.1            (0.1)       0.5         0.2
EBITDA                               5.7             5.7        5.1         5.1

A summary of the period to period changes in certain items included in the condensed consolidated statements of operations for the twenty-four and twelve week periods ended October 18, 1997 and October 12, 1996 is as follows:


                              Period-to-Period Changes  Period-to-Period Changes
                               Twenty-four Weeks Ended     Twelve Weeks Ended
                                 October 18, 1997            October 18, 1997
                                       $               %           $           %
                                 -------          ------    --------     ------

Net sales                       $  112,693         20.4%   $  105,881      39.1%
Gross profit                        33,077         24.4        31,202      48.1
Direct store expenses               30,290         33.4        27,780      61.5
Warehouse, administrative
and general expenses                  (969)        (3.6)         499        3.9
Special Charges                      2,742          n/m        2,742        n/m
Operating income                     1,014          5.8          181        2.7
Interest expense, net                2,211         13.2        2,348       28.1
Earnings (loss) before income
  taxes and extraordinary item      (1,197)         n/m       (2,167)       n/m
Provision for income taxes            (439)         n/m         (802)       n/m
Extraordinary item (net of
  income taxes)                       (870)         n/m         (870)       n/m
Net earnings (loss)                 (1,628)         n/m       (2,235)       n/m
EBITDA                               6,215         19.7        5,412       39.3
(n/m - not meaningful
  comparison)


RESULTS OF OPERATIONS

NET SALES

Net sales increased $105,881 or 39.1% in the twelve week period and $112,693 or 20.4% in the twenty-four week period ended October 18, 1997 as compared to the corresponding periods ended October 12, 1996. The net sales increase was primarily attributable to the acquisition of Delchamps, Inc., which accounted for $94,919 of the increase. Same store sales increased approximately .5% for the twelve week period and 1.3% for the twenty-four week period ended October 18, 1997. Excluding Delchamps, Inc. same store sales increased approximately 3.6% for the twelve weeks and 3.0% for the twenty-four weeks ended October 18, 1997. The Company's store count at the end of the quarter was 220 supermarkets (21 discount stores, 188 conventional stores and 11 combination stores) and 53 gasoline stations as compared to 105 supermarkets (30 discount stores, 73 conventional stores and 2 combination stores) and 51 gasoline stations at October 12, 1996.

GROSS PROFIT

Gross profit for the second quarter of fiscal 1998 increased $31,202 to $96,060, or 25.5% of net sales, compared to $64,858, or 24.0% of net sales, for the second quarter of fiscal 1997. Gross profit as a percentage of net sales was 25.3% for the twenty-four week period ended October 18, 1997 as compared to 24.5% for the corresponding period ended October 12, 1996. Gross profit increased primarily due to (i) an increase in sales (due to the Delchamps acquisition) and (ii) the implementation of better buying practices.

DIRECT STORE EXPENSES

Direct store expenses were $72,987 or 19.4% of net sales and $45,207 or 16.7% of net sales for the twelve week period and $121,045 or 18.2% of net sales and $90,755 or 16.4% for the twenty-four week period ended October 18, 1997 and October 12, 1996, respectively. Direct store expenses increased primarily due to an increase in net sales in the second quarter of fiscal 1998. The increase in direct store expenses as a percentage of net sales in the second quarter of fiscal 1998 was principally due to the acquisition of Delchamps. In addition, increases are attributable to the increase in labor cost and advertising expenses associated with store conversions during the first and second quarters.


WAREHOUSE, ADMINISTRATIVE AND GENERAL EXPENSES

Warehouse, administrative and general expenses were $13,454 or 3.6% of net sales and $12,955 or 4.8% of net sales for the twelve week period and $26,226 or 3.9% of net sales and $27,195 or 4.9% of net sales for the twenty-four week period ended October 18, 1997 and October 12, 1996 respectively. The decrease in warehouse, administrative and general expenses as a percent of sales was primarily due to (i) additional sales, (ii) a decrease in administrative labor costs as a result of a headcount reduction implemented during the first quarter, and (iii) a decrease in various expenses including travel and supplies.

SPECIAL CHARGES

Special charges were $2,741 for the twelve and twenty-four week period ended October 18, 1997. These charges were incurred in connection with the acquisition of Delchamps. Included in these charges are $2,007 for bridge loan fees and $734 for stores that will be closed or sold.

OPERATING INCOME

Operating income was $6,877 or 1.8% of net sales for the twelve week period and $18,561 or 2.8% of net sales for the twenty-four week period ended October 18, 1997 as compared to $6,696 or 2.5% of net sales for the twelve week period and $17,547 or 3.2% of net sales for the period ended October 12, 1996. The increase in operating income was due to the factors discussed above.

EBITDA

EBITDA (net income before interest income, interest expense, income taxes, depreciation and amortization and LIFO charges/credits) was $19,189 or 5.1% of net sales in the second quarter of fiscal 1998 as compared to $13,777 or 5.1% of net sales in the second quarter of fiscal 1997. EBITDA was $37,805 or 5.7% of net sales and $31,590 or 5.7% of net sales for the twenty-four week period ended October 18, 1997 and October 12, 1996. EBITDA increased primarily due to an increase in sales. EBITDA as presented is consistent with the definition used for covenant purposes contained in the Indenture. EBITDA is a widely accepted financial indicator of a company's ability to service debt. However, EBITDA should not be construed as an alternative to operating income, net income or cash flows from operating activities (as determined in accordance with generally accepted accounting principles) and should not be construed as an indication of the Company's operating performance or as a measure of liquidity.

NET INTEREST EXPENSE

Interest expense was $10,699 in the second quarter of fiscal 1998 as compared to $8,351 in the second quarter of fiscal 1997 and was $18,940 and $16,729 for the twenty-four week period ended October 18, 1997 and October 12, 1996, respectively. The increase in interest expense was primarily due to interest expense on the new $200 million Senior subordinated notes issued in the second quarter of fiscal 1998.

INCOME TAX EXPENSE

Income taxes were ($1,418) with an effective tax rate of 37.1% for the second quarter of fiscal 1998 and ($616) with an effective tax rate of 37.2% for the second quarter of fiscal 1997. Income taxes were ($134) with an effective tax rate of 35.4% and $305 with an effective tax rate of 37.3% for the twenty-four week period ended October 18, 1997 and October 12, 1996, respectively. The decrease in income taxes was principally due to lower pretax earnings.

EXTRAORDINARY ITEM

The extraordinary item of $1,388 ($870 net of taxes) was for cost incurred with the early retirement of debt.

LIQUIDITY AND CAPITAL RESOURCES

Historically, the Company has funded its working capital requirements, capital expenditures and other needs principally from operating cash flows. However, the Company has become highly leveraged and its debt instruments contain restrictions on its operations. At October 18, 1997, Jitney-Jungle had $494,398 of total long-term debt (including capitalized leases and current installments) and a shareholders deficit of $156,592.

The Company's principal uses of liquidity have been to fund working capital, meet debt service requirements and finance Jitney-Jungle's strategic plans. The Company's principal sources of liquidity have been cash flow from operations and borrowings under the Credit Facility. Outstanding borrowings at October 18, 1997 were $10,015 under the Credit Facility.

Cash provided by operating activities during the twenty-four week period ended October 18, 1997 was $11,752 compared to $22,296 for the twenty-four week period ended October 12, 1996. Accounts payable increased by improving terms to industry standards and inventories increased due to (i) planned remodel sales associated with store conversions, (ii) inventory service level improvements and
(iii) increased purchasing of deal merchandise at a lower cost.

 Net cash used in investing activities was $209,580 and $14,045 for the twenty-four week period ended October 18, 1997 and October 12, 1996, respectively. Cash was primarily used for the purchase of Delchamps, Inc. and the payment of principal on long-term debt and capital lease obligations.

Net cash provided by financing activities was $191,242 for the twenty-four week period ended October 18, 1997 and net cash used was $6,183 for the twenty-four week period ended October 12, 1996. The principal sources of funds in financing activities for the twenty-four week period ended October 18, 1997 were the proceeds of principal on long-term debt .

The Company believes that capital expenditures for the remainder of fiscal 1998 will be financed through cash flows from operations and borrowings under its Credit Facility. Capital expenditure plans are continuously evaluated and modified from time to time depending on cash availability and other economic factors.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The Company is a party to certain litigation incurred in the course of business. In the opinion of management, the ultimate liability, if any, which may result from this litigation will not have a material adverse effect on the Company's financial position or results of operations.

ITEM 2.  CHANGE IN SECURITIES

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

       Exhibit No.
       -----------

       * 27.1  Financial Data Schedule

          * Filed herewith.

(b)  Reports on Form 8-K

    On September 26, 1997, the Company filed a Current Report on Form 8-K stating under "Item 2. Acquisition or Disposition of Assets" that on September 12, 1997 Delta Acquisition Corporation, an Alabama corporation and a wholly-owned subsidiary of Jitney-Jungle Stores of America, Inc., a Mississippi corporation, purchased 5,317,510 shares of common stock, par value $.01 per share of Delchamps, Inc., an Alabama corporation, for $30.00 net per share. Also on September 26, filed under "Item 7. Financial Statements of Businesses Acquired" that the required Interim Consolidated Financial Statements under cover of Form 8-K/A will be filed no later than 60 days after the date of 8-K filing.

    On October 8, 1997, the Company filed a Current Report on Form 8-K stating under "Item 8. Change in Fiscal Year" that management had made a decision to change the fiscal year end from the nearest Saturday to April 30th to the nearest Saturday to December 31st.

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


Dated: December 2, 1997