Form 10-Q/A
period 1997-10-18
JITNEY JUNGLE STORES OF AMERICA INC /MI/
filed 1997-12-04
CIK 1005408

                                     FORM 10-Q/A

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549


                                  Amendment No. 1 to
                 Quarterly Report Pursuant To Section 13 or 15 (d) of
                       The Securities and Exchange Act of 1934



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

    This Amendment amends and supplements the Quarterly Report on Form 10-Q filed by Jitney-Jungle Stores of America, Inc, a Mississippi corporation (the "Company"), with the Securities and Exchange Commission on December 2, 1997.

PART II.  OTHER INFORMATION


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its annual meeting of shareholders on September 24, 1997. At the meeting, the number of directors was set at ten. The shareholders elected
W. H. Holman, Jr., Michael E. Julian, Roger P. Friou, Bruce C. Bruckmann, Harold
O. Rosser, II, Stephen C. Sherrill, John M. Moriarty, Jr., Ronald E. Johnson, Bernard E. Ebbers and Donald D. Bennett to serve as directors until the date of the next annual shareholders meeting. Both the resolutions were approved by a vote of 408,200.56 shares "For," none "Against" and 16,799.44 shares "Absent."



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



Dated: December 4, 1997