Form 10-K
period 1998-01-03
JITNEY JUNGLE STORES OF AMERICA INC /MI/
filed 1998-04-02
CIK 1005408

UNITED STATES
		     SECURITIES AND EXCHANGE COMMISSION
			  Washington, D.C.  20549

				  FORM 10-K

	       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
		     OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from May 4, 1997 to January 3, 1998

Commission file number    33-80833

		    JITNEY-JUNGLE STORES OF AMERICA, INC.
	  (Exact name of registrant as specified in its charter)

       Mississippi                                     64-0280539
(State or other jurisdiction            (I.R.S. Employer Identification Number)
of incorporation or organization)

	1770 Ellis Avenue, Suite 200, Jackson, MS          39204
	(Address of principal executive offices)        (Zip Code)

			       (601) 965-8600
	      (Registrant's telephone number, including area code)

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:     NONE

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:     NONE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days.  YES    X         NO

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part
III of this Form 10-K or any amendment to this form 10-K.   (X )

The Company is closely-held and is not actively traded; therefore, the aggregate market value of voting stock held by nonaffiliates is not applicable.

The number of shares of registrant's Common Stock, par value one cent ($.01) per share, outstanding at January 3, 1998, was 425,000.

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




			    JITNEY-JUNGLE STORES OF AMERICA, INC.

				     TABLE OF CONTENTS

       ITEM                                                                   PAGE

					   PART I
	1.      Business.....................................................   3

	2.      Properties...................................................   8

	3.      Legal Proceeding.............................................   9

	4.      Submission of Matters to a Vote of Security Holders..........  10

					   PART II

	5.      Market for the Registrant's Common Equity and
			Related Stockholder Matters..........................  10

	6.      Selected Financial Data......................................  11

	7.      Management's Discussion and Analysis of Financial Condition
			and Results of Operations............................  12

	8.      Financial Statements and Supplementary Data..................  21

	9.      Changes in and Disagreements with Accountants on Accounting
			and Financial Disclosure.............................  44

				 PART III

	10.     Directors and Executive Officers of the Registrant...........  44

	11.     Executive Compensation.......................................  48

	12.     Security Ownership of Certain Beneficial Owners and
			 Management..........................................  52

	13.     Certain Relationships and Related Transactions...............  54

				 PART IV

	14.  Exhibits, Financial Statement Schedules and Reports on Form
			 8-K.................................................  56


Item 1.  Business

General

	Jitney-Jungle Stores of America, Inc. and subsidiaries (the "Company") is a leading operator of supermarkets in the Southeast.
 As of January 3, 1998 the Company operated 217 stores located throughout Mississippi, Alabama and Louisiana and in selected markets in Tennessee, Arkansas and Florida. The Company is the largest supermarket operator in Mississippi, with 89 stores.

	On July 8, 1997, the Company entered into a definitive merger agreement with Delchamps, Inc. ("Delchamps"), an Alabama corporation. On September 12, 1997, Delta Acquisition Corporation ("DAC") a wholly owned subsidiary of the Company, completed an all cash tender offer for shares of Delchamps and accepted for payment approximately 75% of such shares. On
November 4, 1997, DAC was merged with and into Delchamps.
Delchamps was the surviving corporation and became a wholly-owned subsidiary of the Company. In connection with the acquisition the Company, among other things, (i) issued and sold $200 million of unsecured senior subordinated notes due 2007 (the "Senior Subordinated Notes") and (ii) entered into a $150 million revolving credit agreement (the "Senior Credit Facility") with Fleet Bank, N.A., which replaced the then existing $100 million revolving credit agreement ("Credit Facility") with Fleet Bank, N.A.

	The proceeds from the sale of the Senior Subordinated Notes and the borrowing under the Senior Credit Facility and the use of existing cash balances of the Company were used to repay certain outstanding Delchamps indebtedness, purchase Common
Stock from Delchamps shareholders and pay fees and expenses related to the acquisition of Delchamps.

	Through a public offering, the Company issued and sold the Senior Subordinated Notes which bear interest at a rate of 10 3/8% per annum, payable semi-annually on March 15 and September 15 of each year. In addition, the Company entered into a revolving credit agreement on March 5, 1996 which provided a $100 million Credit Facility and subsequently, on September 15, 1997 the Company amended and restated the agreement to provide a $150 million Senior Credit Facility. The borrowings outstanding under the Senior Credit Facility at January 3, 1998 were $49.8 million. The commitments under the Senior Credit Facility will terminate, and all loans outstanding thereunder will be required to be repaid in full on March 15, 2004. Both the Senior Subordinated Notes and the Senior Credit Facility restrict future payment of dividends.

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

	Through a public offering, JJAC issued and sold the Senior Notes which bear interest at a rate of 12% per annum, payable semiannually on March 1 and September 1 of each year. In addition, on March 5, 1996, the Company entered into the Credit Facility (which has been replaced by the Senior Credit Facility). The Senior Notes restrict future payment of dividends.

Store Formats

	Through its 79 years of operations in the Southeast, the Company has developed a strong consumer franchise, with many of its stores located in prime, high-traffic sites that provide significant competitive advantages. The Company currently operates supermarkets under three formats, each targeting specific market segments: (i) conventional supermarkets operating under the "Jitney-Jungle" and "Delchamps" name, (ii) combination food and drug supermarkets operating primarily under the "Jitney
Premier" name and (iii) discount supermarkets operating primarily under the "Sack and Save" name. The Company currently operates
200 supermarkets (169 conventional stores averaging approximately 35,000 square feet, 11 combination stores averaging approximately 56,000 square feet and 20 discount stores averaging approximately 60,000 square feet), 53 gasoline stations and 10 liquor stores including recent changes made subsequent to fiscal year end. All of the Company's conventional and combination supermarkets utilize a "Hi-Lo" pricing strategy (featuring competitive prices on all product offerings as well as a selection of items that are promoted at lower prices to generate increased customer traffic), offer a wide range of specialty departments and deliver high levels of service to customers. The stores under the Jitney-Jungle name utilize the Jitney-Jungle Gold Card (a frequent shopper card) which was launched in January, 1997. Also, the 11 combination supermarkets offer expanded general and specialty merchandise, a wider range of full-service departments, expanded beauty care and pharmacy departments, superior customer service and are open 24 hours a day, seven days a week. The Company's
20 discount supermarkets utilize an everyday low price strategy (featuring consistently low prices aimed at the value conscious shopper). The discount supermarkets have lower operating costs than the conventional and combination supermarkets due to fewer service departments, lower customer service levels and enhanced productivity methods. The Company also operates 53 gasoline stations and 10 liquor stores at selected supermarket sites. The Company features nationally advertised and distributed merchandise, and also markets food products under a private label program. In July 1997 the Company began shifting a significant portion of its total advertising expenditures to television and radio media, focusing on a quality and service image, in order to reach a wider target audience.

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

Employees

	As of March 31, 1998, the Company employed approximately 18,000 people, of whom approximately 42% were full-time and 58% were part-time employees. None of the employees of the Company are covered by a collective bargaining agreement.

	The Company has an incentive compensation plan covering its key management staff under which incentive compensation for store operations is based upon the results of profitability of the operations within the scope of their management responsibility. Also, the Company has established a Stock Option Plan pursuant to which certain key management have been granted options to acquire shares of common stock of the Company (subject to certain restrictions) at a price determined at the time of issuance to be an estimate of fair market value.

Trade Names, Service Marks, Trademarks and Franchises

	The Company uses a variety of trade names, service marks and trademarks. Except for "Jitney-Jungle", "Sack and Save", and "Pump And Save", the Company does not believe any of such trade names, service marks or trademarks are material to its business. "Jitney-Jungle" is registered with the U.S. patent office and "Sack and Save", and "Pump and Save" are registered in the various states where the company operates. The Company is in the process of registering Delchamps with the U.S. patent office.

Environmental Matters

	The Company is subject to federal, state and local laws and regulations including those relating to environmental protection, workplace safety, public health and community right-to-know.
The Company's supermarkets are not highly regulated under environmental laws since the Company does not engage in any industrial activities at these locations. The principal environmental requirements applicable to the Company's operations relate to the ownership or use of tanks for the storage of petroleum products, such as gasoline and diesel fuel, the operation of on-site paper trash incinerators, and the operation of an on-site printing facility. The Company operates 57 locations (including all 54 of the Pump and Save locations), and has retained responsibility for one former facility, at which petroleum products are stored in underground tanks. The Company has instituted an environmental compliance program designed to insure that these tanks are in compliance with applicable technical, operational and regulatory requirements, including periodic inventory reconciliation and integrity testing.
The Company also operates small incinerators at 21 locations which burn paper trash and has air permits for these facilities. In addition, the Company's printing facility is subject to air and hazardous waste regulations. The Company's locations may have asbestos-containing materials which must be managed in accordance with environmental laws and regulations. However, the Company does not believe that the cost of such management will be material. The Company believes that the locations where it currently operates are in substantial compliance with regulatory requirements.

	The Company has undertaken programs to comply with upcoming regulatory obligations. First, at five locations, the Company must comply with petroleum tank upgrade or closure requirements under the Resource Conservation and Recovery Act of 1980, as amended, ("RCRA") (including all applicable requirements of state regulatory agencies) which must be met by the end of 1998. Second, over the next several years, the Company is planning to complete retrofitting of its chlorofluorocarbons ("CFC") chiller units to utilize non-CFC based refrigerants pursuant to the phase-out of CFCs under the Clean Air Act. Future events, such as changes in existing laws and regulations or their interpretation and the approach of other compliance deadlines may or will give rise to additional compliance costs or liabilities. Compliance with more stringent laws or regulations, as well as different interpretations of existing laws, may require additional expenditures by the Company which may be material.

	The Company may also be subject to requirements related to the remediation of, or the liability for remediation of, substances that have been released to the environment at properties owned or operated by the Company or at properties to which the Company sends substances for treatment or disposal. Such remediation requirements may be imposed without regard to fault and liability for environmental remediation can be substantial. Other than one previously owned property for which the Company retained responsibility for a clean-up in progress at the time of the sale, the Company has not been notified of any such releases relating to off-site treatment or disposal or to previously owned properties.
However, 16 of the Company's locations have been or currently are the subject of environmental investigations or remediation, 12 as a consequence of known or suspected petroleum-related leaks or spills from storage tanks and four for minor spills or releases unrelated to tank usage. Four (4) other properties have undergone investigation or remediation for minor spills unrelated to tank usage.

	The Company may be eligible for reimbursement or payment for remediation costs associated with future releases from its regulated underground storage tanks and has obtained such reimbursement in the past. The states in which the Company operates each maintain a fund to assist in the payment of remediation costs and injury or damage to third parties from releases from certain registered underground tanks. Subject to certain deductibles, the availability of funds, compliance status of the tanks and the nature of the release, these funds have been and may be available to the Company for use in remediating releases from its tank systems. Due to the availability of such funds, the Company's unreimbursed cost for remediation at all of the facilities which have had leaks or spills from underground storage tanks has not been material. All significant required expenditures in connection with the clean up of such leaks and spills have been made at such locations, except at three recently discovered locations which are still undergoing investigation and one location awaiting state approval of its remediation plan. Remediation expenses at all the locations which are currently the subject of environmental investigation or remediation are anticipated to cost up to $240,000 in fiscal 1998 and approximately $125,000 per year thereafter, substantially all of which is subject to reimbursement as described above. In addition, the Company has obtained insurance coverage for bodily injury, property damage and corrective action expenses resulting from releases of petroleum products from underground storage tanks during the covered period at all 58 underground storage tank locations.

	Other than expenditures relating to the remediation of tank leaks and spills described above, the Company's expenditures to comply with environmental laws and regulations have primarily consisted of those related to tank upgrading and retrofitting CFC chiller units. The Company spent $130,000, $914,000, $468,000 and $515,000 for such activities during fiscal 1997 stub, fiscal 1997, 1996 and 1995, respectively. Between approximately
$300,000 and $500,000 in expenditures are contemplated for retrofitting the CFC units and between approximately $455,000 and $755,000 in expenditures are contemplated for tank upgrading to comply with the 1998 tank standards or closure in fiscal 1998. These regulatory compliance costs are not covered by insurance.

Governmental Regulation

	The Company is subject to regulation by a variety of governmental agencies, including but not limited to the United
States Food and Drug Administration, the United States
Department of Agriculture and other federal, state and local agencies.


Fiscal Year Change

	The Company reports results of operations on a 52 or 53 week fiscal year. For fiscal years 1995, 1996 and 1997 the fiscal year ended on the Saturday nearest to April 30 of each year. The Company changed its fiscal year end on January 3, 1998 to the closest Saturday to December 31 of each year. This change created a "stub" year of 35 weeks for fiscal year ended January 3, 1998.

Item 2.  Properties

	The following table recaps store data for fiscal 1997stub, 1997, 1996 and 1995:

										 Fiscal
						________________________________________________________
						1997 stub(a)        1997            1996            1995
						_________         ______          ______         _______
Stores                     Beginning of Year         105             103             106             106
			   Acquired                  118
			   Opened                                      2               4               2
			   Closed                      6               0               7               2
						_________         ______          ______         _______
			   End of Year               217             105             103             106
						========          ======          ======         =======

Store Composition          Conventional              185              76              72              71
  at Year End              Combination                11               2               2               1
			   Discount                   21              27              29              34
						_________         ______          ______         _______
			   Total                     217             105             103             106
						=========         ======          ======         =======

Average Square Feet        Conventional           35,000          26,500          26,000          25,000
			   Combination            56,000          56,900          56,100          57,300
			   Discount               60,000          57,800          57,100          55,200

Store Locations            Mississippi                89              73              71              72
  at Year End              Alabama                    53              11              11              13
			   Arkansas                    5               5               5               6
			   Florida                    17               2               2               1
			   Tennessee                   7               7               7               7
			   Louisiana                  46               7               7               7
						_________         ______          ______         _______
			   Total                     217             105             103             106
						=========         ======          ======         =======

Gasoline Stations          Beginning of Year          53              46              37              31
			   Opened                      2               7              11               6
			   Closed                      1               0               2
						_________         ______          ______         _______
			   End of Year                54              53              46              37
						=========         ======          ======         =======

Gasoline Station           Mississippi                45              43              38              28
  Locations                Louisiana                   0               1               1               1
  at Year End              Tennessee                   4               4               3               2
			   Alabama                     2               2               2               4
			   Florida                     1               1               1               1
			   Arkansas                    2               2               1               1
						_________         ______          ______         _______
			   Total                      54              53              46              37
						=========         ======          ======         =======


(a) Changes subsequent to fiscal year end not included above are one gas station and seventeen supermarkets (16 conventional and 1 discount) were closed or sold.


	All of the Company's store properties are leased, with the exception of one store. These leases generally obligate the Company to pay its proportionate share of real estate taxes, common area maintenance charges and insurance costs. In addition, such leases generally provide for percentage of sales rent when sales from the store exceed a certain dollar amount. These leases are usually long-term, with one or more renewal options.
With the exception of one lease, which will expire in 2001, all leases will expire between 2005 and 2036 if the Company exercises all its options to renew. The Company owns all of its furnishing and fixtures in all supermarkets except for approximately $3.2 million of supermarket "POS" equipment which is leased, and has made various leasehold improvements to these supermarket sites. It is anticipated that the Company will own the furnishings and fixtures in all supermarkets under construction.

	Certain parties affiliated with the Company hold 20 leases, representing approximately 23% of the dollar amount of the Company's capital leases. Management believes that each of these leases was contracted for on an arm's length basis and contains terms that are no less favorable to the Company than could have been obtained with non-affiliated parties at the time each was entered into.

	The Company owns all of its warehouse and distribution facilities except for its 120,000 square-foot dry grocery and health and beauty care facility. This facility is under a lease expiring July 31, 2004 (including all renewal options). The table below details Jitney-Jungle's warehousing and distribution facilities by function.
 These warehouses and distribution facilities are located in Jackson, Mississippi and Hammond, Louisiana.



Function                                          Square Feet
________                                          ___________
					   Jackson         Hammond
					   _______         _______
Dry Grocery............................... 415,000         456,200
Meat and Dairy............................  90,000         101,300
Dry Grocery and Health and Beauty Care.... 120,000           ---
Transportation and Damage Reclaim.........  73,000          13,800
Produce, Eggs and Floral..................  67,000           ---
Frozen Foods..............................  79,000          62,900
					   _______         _______
Total Jackson Warehouse................... 844,000         634,200
					   =======         =======



	Due to the acquisition of Delchamps, the Company owns a 65,000 square-foot building which houses the corporate headquarters of Delchamps in Mobile, Alabama (including a 2.7 acre parcel adjacent to such headquarters), the Hammond warehouse (including a 165-acre parcel adjacent to such warehouse) and interest in six additional parcels, some of which are undeveloped. In connection with the acquisition, Management is in the process of consolidating the corporate headquarters of the Company's combined operations in the existing corporate headquarters of Jitney-Jungle in Jackson, Mississippi. A divisional office is being opened in Mobile and the Delchamps Mobile headquarters will be closed. Management has discontinued all shipments to stores from the Hammond warehouse, and the Company may determine to sell, or develop for sale, certain of such parcels of real estate.

Item 3.  Legal Proceedings

	The Company is not a party to any material pending legal proceedings, other than ordinary litigation incidental to the conduct of its business and the ownership of its properties.

Item 4. Submission of Matters to a Vote of Security Holders

	There were no matters submitted to a vote of security holders during the third quarter of its fiscal period ended January 3, 1998.



				   PART II

Item 5.  Market for the Registrant's Common Equity and
Related Stockholder Matters

	The Company is closely held and is not actively traded at this time; therefore, there is not a current market.

	As of January 3, 1998, there were thirty-three (33) holders of record of Common Stock.


	There were no dividends paid by Jitney-Jungle to its shareholders during thirty-five weeks ended and the past fiscal years. The Senior Subordinated Notes and the Senior Credit Facility entered into by the Company restrict future payment of dividends.



Item 6. Selected Financial Data



					    (35 weeks)    (53 weeks)       (52 weeks)     (52 weeks)      (52 weeks)    (52 weeks)
(Dollars in Thousands)                      January 3,      May 3,          April 27,      April 29,       April 30,      May 1,
Except Per Share Amounts)                      1998         1997              1996           1995            1994          1993
__________________________________________________________________________________________________________________________________
Operating Results:
     Net Sales                              $1,145,129    $1,228,533       $1,179,318     $1,173,927     $1,152,333    $1,070,693
     Gross Profit                              285,669       303,087          292,063        288,188        276,546       250,999
     Interest expense (net):
	Debt                                    25,596        27,117            4,232          1,606          2,916         1,723
	Capitalized lease obligations            6,012         9,098            8,768          9,217          8,710         8,194
     Earnings (loss) before income taxes
     and extraordinary item                    (13,131)        1,085           24,977         30,220         27,135        26,471
     Income taxes (benefit)                     (3,224)          339            9,062         11,417          9,956         9,354
     Earnings (loss) before
       extraordinary item                       (9,907)          746           15,915         18,803         17,179        17,117
     Extraordinary item (net of tax)              (870)                        (1,456)
     Net Earnings (loss)                      ($10,777)         $746          $14,459        $18,803        $17,179       $17,117
     Net Earnings (loss) as a percent
     of sales                                    (0.94%)        0.06%            1.23%          1.60%          1.49%         1.60%
					     _____________________________________________________________________________________
Common Stock Data:
     Earnings (loss) per common
     share-assuming dilution:
     Earnings (loss) before
       extraordinary item                      ($36.39)      ($16.26)         $162.88        $923.15        $843.42       $840.37
     Extraordinary item                          (2.05)                        (15.96)
     Net Earnings (loss)                       ($38.44)      ($16.26)         $146.92        $923.15        $843.42       $840.37
					     _____________________________________________________________________________________

Financial Position:
     Total assets                             $694,280      $267,845         $279,003       $312,415       $296,803      $269,798
     Working Capital                           (20,669)          (92)          26,449         71,929         60,385        60,108
     Long-term debt                            449,831       208,000          239,059         38,727         40,628        42,476
     Capitalized lease
       obligations (including current)          75,081        62,260           62,165         60,471         62,186        56,189
     Restructuring Obligations
     (including current)                        55,515         2,202            1,237
     Redeemable preferred stock                 63,042        57,921           49,988
     Stockholders' Equity (Deficit)           (167,900)     (152,002)        (144,815)       140,216        124,857       111,099
					     _____________________________________________________________________________________




				       11

Item 7. Management's Discussion and Analysis of Financial
Condition and Results of Operations

	The following discussion of the Company's results of operations and of its liquidity and capital resources should be read in conjunction with the Consolidated Financial Statements and the notes thereto contained elsewhere in this report.



Results of Operations

General

	As of January 3, 1998 the Company operated a chain of 217 supermarkets and 54 gasoline stations. Net sales from gasoline stations during fiscal 1997 stub, 1997, and 1996 were 7.1%, 6.9%, and 5.2%, respectively, of the Company's net sales for such periods. The Company reports results of operations on a 52 or 53 week fiscal year. For fiscal years 1995, 1996 and 1997 the fiscal year ended on the Saturday nearest to April 30 of each year. The Company changed its fiscal year end on January 3, 1998 to the closest Saturday to December 31 of each year. This change created a "stub" year of 35 weeks for fiscal year ended January 3, 1998. The Company's first three fiscal quarters are 12 weeks, and the last quarter is 16 or 17 weeks. The consolidated statements of operations include 35 weeks for a short year for January 3, 1998, 53 weeks of operations for fiscal 1997 and 52 weeks for fiscal
1996 and 1995.

	The following sets forth, for the periods indicated, selected financial information expressed as a percentage of net sales.



					   FISCAL YEAR
				  _________________________________________
				  1997stub      1997      1996      1995
				  (35 Wks)    (53 Wks)  (52 Wks)  (52 Wks)
				  _______     _______   _______    ______
Net sales........................  100.00%     100.00%   100.00%   100.00%
Gross profit.....................   24.95       24.67     24.77     24.55
Direct store, warehouse and
  administrative expenses
  and special charges............   23.33       21.63     21.55     21.05
				  _______     _______   _______    ______
Operating income.................    1.62        3.04      3.22      3.50
Interest expense, net............    2.76        2.95      1.10       .92
				  _______     _______   _______    ______

Earnings (loss) before income
  taxes and extraordinary
  item...........................   (1.14)       0.09      2.12      2.58
Provision for (benefit from)
  income taxes...................   (0.28)       0.03      0.77       .98
Extraordinary item (net of
  income tax benefit)............   (0.08)       0.00      0.12      0.00
				  _______     _______   _______    ______
Net earnings (loss)..............   (0.94)%      0.06%     1.23%     1.60
				  =======     =======   =======    ======


	Approximately 18% of the Company's non-perishable sales result from its private label program. Private label products generally have a lower unit sales price than national brands, but provide a higher gross margin to the Company due to lower unit costs.

	During the past three years, an overall lack of inflation in food prices and increasingly competitive markets have made it difficult for the Company and other supermarket operators to achieve comparable store sales gains. Because sales growth has been difficult to attain, many operators, including the Company, have attempted to maintain market share through increased levels of promotional activities and discount pricing, creating a more difficult environment in which to increase year-over-year sales gains consistently. In addition, because of the growth in the Southeast market, many supermarket operators, including the Company, have opened new stores, resulting in declines in same store sales for the other stores in those areas.

Net Sales

	The following sets forth, for the periods indicated, net sales of the Company.


						     (dollars in millions)
					 ____________________________________________
					 1997stub      1997       1996       1995
					 (35 Wks)     (53 Wks)   (52 Wks)  (52 Wks)
					 _______      _______    _______    _______
Net sales ...............................$1,145.1     $1,228.5   $1,179.3   $1,173.9
Increase (decrease) from prior year......  ($83.4)       $49.2       $5.4      $21.6
Percentage increase over prior year......   n/m            4.2%       0.5%       1.9%
Percentage increase (decrease) in same
  store sales............................    0.34%        0.20%     (0.01%)    (0.56%)




The net sales decrease of $83.4 million in 1997 stub was due to the "stub" year having only 35 weeks.

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


					      (dollars in millions)
				   _____________________________________________
				   1997stub      1997        1996        1995
				   (35 Wks)    (53 Wks)    (52 Wks)    (52 Wks)
				   ________    _______    ________      _______
Gross profit......................   $285.7     $303.1      $292.1       $288.2
Increase from prior year..........    n/m        $11.0        $3.9        $11.6
Gross profit percentage...........     24.9%      24.7%       24.8%        24.5%
Increase (decrease) from prior
  year............................      0.2%      (0.1%)       0.3%         0.5%


	The increase in gross profit as a percent of sales for fiscal 1997 stub was due to (i) an increase in sales due to the Delchamps acquisition and (ii) improved procurement results due to utilizing better buying decisions at better prices.

	The decrease in gross profit as a percentage of net sales of 0.1% for fiscal 1997 was principally due to discounts associated with the offering of the new Jitney-Jungle Gold Card
(frequent shopper card) which was launched in January 1997.

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


							  (dollars in millions)
					     ____________________________________________
					     1997stub       1997       1996       1995
					     (35 Wks)      (53 Wks)   (52 Wks)   (52 Wks)
					     ________      ________   ________   ________
Direct store, warehouse and administrative
  expenses (including special charges)........$267.2       $265.8      $254.1     $247.1
Increase from prior year......................  n/m         $11.7        $7.0       $9.4
Percentage increase from prior year...........  n/m           4.6%        2.8%       4.0
Expenses as a percentage of sales.............  23.3%        21.6%       21.6%      21.1%




	In fiscal 1997 stub, direct store, warehouse and administrative expenses increased as a percent of sales principally due to the amortization of debt issue costs and goodwill related to the acquisition of Delchamps which was accounted for using the purchase method.

	In fiscal 1997, direct store, warehouse and administrative expenses increased $11.7 million principally due to the "53rd" week, while such expenses as a percentage of net sales remained the same at 21.6%. In fiscal 1997, personnel costs, the largest single component of store operating, selling and administrative expenses, were $152.9 million, or 12.4% of net sales, compared to $146.6 million or 12.4% of net sales for fiscal 1996. Depreciation and amortization increased $4.0 million principally due to acquisitions of property and equipment (including capital leases) associated with the Company's remodeling program, acquisition of new stores and gasoline stations and increased debt issue costs related to the Merger. Group insurance expense increased $.5 million principally due to an increase in medical claims paid during the year by the self-insured plan. Closed Operations expense increased $.7 million and included a provision for the closing of one conventional supermarket and one gasoline station in July 1997. The increases in SG&A were offset by reductions in store supplies and advertising costs and by an increase in backhaul income. In addition SG&A included the charge to expense of $2.7 million for costs associated with the employment contract of the Company's former Chief Executive Officer and the severance pay of various associates (a) who retired early or (b) whose positions were eliminated.

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

Operating Income

	As a percentage of net sales, operating income for fiscal 1997 stub, 1997 and 1996 was 1.6%, 3.0% and 3.2%, respectively. The decrease in operating income for fiscal 1997 stub as a percent of sales was principally due to bridge fees and amortization of debt issue cost and goodwill related to the acquisition of Delchamps.

EBITDA

       The following sets forth, for the periods indicated, EBITDA of the Company.

						     (dollars in millions)
					 ____________________________________________
					 1997stub      1997        1996        1995
					 (35 Wks)    (53 Wks)    (52 Wks)    (52 Wks)
					 ________    ________    ________    ________
EBITDA..................................  $51.8        $70.3      $64.9       $65.2
Increase (decrease) from prior year.....    n/m        ($5.4)     ($0.3)       $1.8
EBITDA as a percentage of net sales.......  4.5%         5.7%       5.5%        5.6%


	As a percentage of net sales, EBITDA for fiscal 1997 stub, 1997, 1996 and 1995 was 4.5%, 5.7%, 5.5%, and 5.6%, respectively. EBITDA represents income before interest, income taxes, depreciation, amortization and LIFO charges. Fiscal 1997 stub and fiscal 1997 are calculated before any deduction for certain special charges totaling $3.1 million and $2.7 million, respectively. EBITDA as presented is consistent with the definition used for covenant purposes contained in the Indenture. EBITDA is a widely accepted financial indicator of a company's ability to service debt. However, EBITDA should not be construed as an alternative to operating income, net income, or cash flows from operating activities (as determined in accordance with generally accepted accounting principles) and should not be construed as an indication of the Company's operating performance or as a measure of liquidity. However, management believes it to be a useful measure and therefore it has been presented.

Net Interest Expense

	    The following sets forth, for the periods indicated, net interest expense of the Company.

						     (dollars in millions)
					 ____________________________________________
					 1997stub      1997        1996        1995
					 (35 Wks)    (53 Wks)    (52 Wks)    (52 Wks)
					 ________    ________    ________    ________
Net interest expense......................$31.6        $36.2      $13.0       $10.8
Increase (decrease) from prior year.......($4.6)       $23.2       $2.2       ($0.9)
Percentage increase over prior year.......  n/m        178.5%       2.0%       (7.7%)



	The decrease in net interest expense of $4.6 million was due to fiscal 1997 stub only having 35 weeks.

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

						     (dollars in millions)
					 ____________________________________________
					 1997stub      1997        1996        1995
					 (35 Wks)    (53 Wks)    (52 Wks)    (52 Wks)
					 ________    ________    ________    ________
Income tax expense (benefit)..............($3.2)        $.3        $9.1        $11.4
Income tax (benefit) effective rate.......(24.5%)      31.2%       36.3%        37.8
Increase (decrease) in rate from prior
  year....................................  n/m        (5.1%)      (1.5%)        1.1%



	The decrease in income taxes for fiscal 1997 stub was due to a loss in pretax earnings.

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

Extraordinary Item

	In the second quarter of fiscal 1997 stub, in connection with the acquisition of Delchamps, the Company incurred cost of $1.4 million for the early retirement of debt, net of an income tax benefit of $0.5 million.

	In the fourth quarter of 1996 in connection with the Merger, the Company retired $35.7 million in long-term debt prior to its scheduled maturity. Prepayment penalties associated with early retirement of this debt resulted in an extraordinary loss of $1.5 million, net of an income tax benefit of $0.9 million.

Net Earnings (Loss)

The following sets forth, for the periods indicated, net operations of the Company.


						     (dollars in millions)
					 ____________________________________________
					 1997stub      1997        1996        1995
					 (35 Wks)    (53 Wks)    (52 Wks)    (52 Wks)
					 ________    ________    ________    ________
Net earnings (loss).....................  ($10.8)         $.7     $14.5       $18.8
Increase (decrease) from prior year.....    n/m        ($13.8)    ($4.3)       $1.6
Net earnings (loss) percentage of
  net sales.............................   (0.94%)       0.06%      1.2%        1.6%


Changes in net earnings are due to the factors reflected above.


Liquidity and Capital Resources

	Historically, the Company has funded its working capital requirements, capital expenditures and other needs principally from operating cash flows. Due to the Merger and acquisition of Delchamps, however, the Company has become highly leveraged and has certain restrictions on its operations. At January 3, 1998, the Company had $524.9 million of total long-term debt (including capitalized leases and current installments) and a shareholders' deficit of $167.9 million.

	The Company's principal sources of liquidity are expected to be cash flow from operations and borrowings under the Senior Credit Facility. The Company has outstanding $7.5 million in letters of credit issued under the Senior Credit Facility principally to secure obligations pursuant to a capitalized lease. Borrowings outstanding at January 3, 1998 under the Senior Credit Facility were $49.8 million. The commitments under the Senior Credit Facility will terminate, and all loans outstanding thereunder will be required to be repaid in full on March 15, 2004. Borrowings under the Senior Credit Facility, including revolving loans and up to $30 million in letters of credit, will not exceed the lesser of (i) the "Total Commitment", which initially will be $150.0 million, and (ii) an amount equal to the sum of (A) up to 65% of eligible inventory (valued at the lesser of FIFO cost or market value) of the Company and (B) the "Supplemental Availability", which initially is $53.0 million. Each of the Total Commitment and the Supplemental Availability will be reduced on a quarterly basis commencing September 1998.

	Cash provided by operating activities during fiscal 1997 stub was $37.2 million compared to $66.4 million for fiscal
1997 and $55.5 million for fiscal 1996. In fiscal 1997 stub, cash provided by operating activities decreased primarily due to the operating loss. In fiscal year 1997, inventories decreased due to an inventory reduction plan implemented by management and accounts payable increased by improving vendor terms to industry standards. These working capital improvements were partially offset by the reduction in net earnings due principally to the increase in cash interest expense as a result of additional borrowing activities discussed above. The principal reason for the increase of cash provided by operating activities for fiscal 1996 was a decrease in inventories due, in part, to store closings and a decrease in receivables which reflects a reduction in the uncollected billbacks due from vendors.

	Net cash used in investing activities was $239.2 million in fiscal 1997 stub, $22.3 million for fiscal 1997 and $4.2 million for fiscal 1996. Cash invested for fiscal 1997 stub was primarily used for the purchase of Delchamps. Capital expenditures were $36.9 million for fiscal 1997 stub, $24.1 million for fiscal 1997 and $30.1 million for fiscal 1996. In addition to capital expenditures related to new stores opened in fiscal years 1997 and 1996 the Company had several significant expansion and conversion projects in fiscal 1997 stub, 1997 and 1996.

	Net cash provided by financing activities was $199.6 million in fiscal 1997 stub. Net cash used in financing activities was $35.4 million for fiscal 1997 and $65.8 million for fiscal 1996. The principal source of funds in financing activities in fiscal 1997 stub was the issuance of the Senior Subordinated Notes and the restated $150 million Senior Credit Facility. The principal uses of funds in financing activities for fiscal 1997 were the payment of long-term debt and capital lease obligations. The main uses of funds in financing activities in fiscal year 1996 were the redemption of Common Stock and related merger costs, principal payments on debt and capital lease obligations and payments of dividends to stockholders.

	New stores, remodels, and conversions will continue to be the most significant portion of planned capital expenditures.
 Capital expenditure plans of the Company are frequently reviewed and are modified from time to time depending on cash availability and other economic factors.

	The Company's expenditures to comply with environmental laws and regulations at its grocery stores primarily consist of those related to remediation of underground storage tank leaks and spills and retrofitting chlorofluorocarbon ("CFC") chiller units. The Company's unreimbursed cost for remediation at the 16 facilities which have had leaks or spills has not been material. All significant required expenditures in connection with the cleanup of such leaks and spills have been made at such locations except at three recently discovered locations which are still undergoing investigation and one location awaiting state approval of its remediation plan. In addition, the Company has obtained insurance coverage for bodily injury, property damage and corrective action expenses resulting from releases of petroleum products from underground storage tanks during the covered period at all 58 locations. The Company spent $130,000, $914,000, $468,000 and $515,000 for retrofitting CFC-
containing chiller units during fiscal 1997 stub, fiscal 1997, fiscal 1996 and fiscal 1995, respectively. Between approximately $300,000 and $500,000 in expenditures are contemplated for retrofitting the CFC units and between approximately $455,000 and $755,000 in expenditures are contemplated for tank upgrading to comply with 1998 tank standards or closure in fiscal 1998. These regulatory compliance costs are not covered by insurance.

Cost Reduction Opportunities

	As part of its ongoing process of reviewing and controlling operating costs, management has begun to implement initiatives designed to result in cost savings. Areas which the Company believes offer the greatest potential for such savings include, but are not necessarily limited to, improved labor scheduling, which the Company is currently implementing across its stores, inventory category management programs, which the Company began implementing during fiscal year 1997 and will continue to implement over the next 12 months, reductions in inventories held primarily at store level and improved terms with various merchandise suppliers, which was implemented successfully in fiscal 1997, and a reduction in annual overhead spending related to headcount reductions that the Company began implementing in May
1997. There can be no assurance that any cost savings will be achieved by the Company as a result of such initiatives.

Inflation

	As is typical of the supermarket industry, the Company has adjusted its retail prices in response to price trends. During the past three years, there has been an overall lack of inflation in food prices.

Year 2000

	The Company has initiated a company-wide program to identify and address issues associated with the ability of its date-sensitive information and business systems to properly recognize the year 2000 in order to avoid interruption of the operations of the Company. Systems are being reviewed by a management information services team, which is coordinating the efforts of internal resources as well as third party vendors in making the necessary changes to the Company's systems. Based on preliminary information, under current costs estimates for these changes will not have a material effect on the Company's financial statements. However, if the Company or its vendors are unable to resolve such processing issues in a timely manner, it could result in material risk.


Item 8.  Financial Statements and Supplementary Data

JITNEY-JUNGLE STORES OF AMERICA, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands Except Per Share Amounts)
_______________________________________________________________________________

					January 3,      May 3,         April 27,
ASSETS                                     1998          1997            1996
CURRENT ASSETS:
  Cash and cash equivalents              $11,984        $14,426        $5,676
  Investments in debt securities                                          337
  Receivables                             13,833          5,463         4,892
  Merchandise inventories                162,786         64,619        77,445
  Prepaid expenses and other              11,570          1,213         5,155
  Deferred income taxes                   15,681          2,152           376
				       _________       ________      ________
	   Total current assets          215,854         87,873        93,881

PROPERTY AND  EQUIPMENT, at cost:
    Land                                  14,442          2,648         2,782
    Buildings                             34,776         26,370        22,537
    Fixtures and equipment               264,192        167,241       165,202
    Property under capital leases         88,995         74,089        76,371
    Leasehold improvements                67,414         41,518        39,003
				       _________       ________      ________
	   Total                         469,819        311,866       305,895
    Less accumulated depreciation        166,045        140,378       130,480
				       _________       ________      ________
	   Net property and equip        303,774        171,488       175,415
				       _________       ________      ________
GOODWILL, net of amortization of         142,415

OTHER ASSETS                              32,237          8,484         9,707












				       _________       ________      ________
TOTAL ASSETS                            $694,280       $267,845      $279,003
				       =========       ========      ========

See notes to consolidated financial statements.





______________________________________________________________________________________


						      January 3,   May 3,  April 27,
LIABILITIES AND STOCKHOLDERS' DEFICIT                   1998       1997      1996

CURRENT LIABILITIES:
  Accounts payable                                      $112,641   $49,978   $40,008
  Accrued expenses:
    Personnel costs                                       13,823     9,350     6,042
    Payable to dissenting former shareholders of
      Delchamps, Inc.                                     26,637
    Taxes, other than income taxes                        17,956     8,436     6,738
    Insurance claims                                      19,886     5,972     4,110
    Interest                                              15,017     4,298     3,742
    Other                                                  8,876     5,032     2,533
  Current portion of capital leases                        6,760     4,899     4,259
  Current portion of restructuring obligation             14,927
							________  ________  ________

	   Total current liabilities                     236,523    87,965    67,432

Long-term debt                                           449,831   208,000   239,059
Obligations under capital leases, excluding
  current installments                                    68,321    57,361    57,906
Restructuring obligation, excluding current
  installments                                            40,588     2,202     1,237
Deferred income taxes                                      3,875     6,398     8,196
							________  ________  ________

	   Total liabilities                             799,138   361,926   373,830

COMMITMENTS AND CONTINGENCIES (Notes 8, 9, 12 and 20)

REDEEMABLE PREFERRED STOCK, aggregate
  liquidation preference value of $65,077 (1998),
  $60,086 (1997) and $52,342 (1996)                       63,042    57,921    49,988

STOCKHOLDERS' DEFICIT:
  Class C Preferred Stock - Series 1 (at
    liquidation preference value)                          9,071     8,502     7,604
  Common stock ($.01 par value,  authorized 5,000,000
    shares, issued and outstanding 425,000 shares)             4         4         4
  Additional paid-in capital                            (302,326) (302,326) (302,326)
  Retained earnings                                      125,351   141,818   149,903
							________  ________  ________

	   Total stockholders' deficit                  (167,900) (152,002) (144,815)
							________  ________  ________
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT             $694,280  $267,845  $279,003
							========= ========  ========



JITNEY-JUNGLE STORES OF AMERICA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars In Thousands Except Per Share Amounts)
_______________________________________________________________________________________________________________________________
												 Year Ended
						 35 Weeks       _______________________________________________________________
						Ended Jan-               May 3,                   April 27,        April 29,
					       uary 3, 1998               1997                       1996            1995

NET SALES                                       $1,145,129             $1,228,533                $1,179,318       $1,173,927

COSTS AND EXPENSES:
  Cost of sales                                    859,460                925,446                   887,255          885,739
  Direct store expenses                            206,945                205,250                   198,579          193,875
  Warehouse, administrative and general             57,130                 57,800                    55,507           53,270
  Interest expense, net                             31,608                 36,215                    13,000           10,823
  Special charges                                    3,117                  2,737
						__________             __________                __________       __________
       Total cost and expenses                   1,158,260              1,227,448                 1,154,341        1,143,707
						__________             __________                __________       __________
  Earnings (loss) before income taxes
    and extraordinary item                         (13,131)                 1,085                    24,977           30,220

INCOME TAX EXPENSE (BENEFIT)                        (3,224)                   339                     9,062           11,417
						__________             __________                __________       __________
  Earnings (loss) before extraordinary item         (9,907)                   746                    15,915           18,803

EXTRAORDINARY ITEM, net of
  income tax benefit of $518 (1998)
  and $866 (1996)                                     (870)                                          (1,456)
						__________             __________                __________       __________
NET EARNINGS (LOSS)                               ($10,777)                  $746                   $14,459          $18,803
						==========             ==========                ==========       ==========
EARNINGS (LOSS) PER
  COMMON SHARE:
   Before extraordinary item                       ($36.39)               ($16.26)                  $185.85          $923.15
   Extraordinary item                                (2.05)                                          (18.13)
						__________             __________                __________       __________
   Net earnings (loss) per common share            ($38.44)               ($16.26)                  $167.72          $923.15
						==========             ==========                ==========       ==========
EARNINGS (LOSS) PER COMMON
  SHARE - ASSUMING DILUTION:
   Before extraordinary item                       ($36.39)               ($16.26)                  $162.88          $923.15
   Extraordinary item                                (2.05)                                          (15.96)
						__________             __________                __________       __________
   Net earnings (loss) per common
     share - assuming dilution                     ($38.44)               ($16.26)                  $146.92          $923.15
						==========             ==========                ==========       ==========

See notes to consolidated financial statements.




JITNEY-JUNGLE STORES OF AMERICA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Dollars In Thousands Except Per Share Amounts)
_______________________________________________________________________________________________________

				   Class C Preferred
				   Stock, Series 1         Common Stock            Additional
				   _________________      _________________
				     Number                Number                  Paid-in    Retained
				   of Share  Amount       of Share  Amount          Capital   Earnings
BALANCE, APRIL 30, 1994                                    20,368 $1,061           $1,807    $121,989

Cash dividends ($169.09 per share)                                                             (3,444)
Net earnings                                                                                   18,803
							  _______  ______        ________    ________
BALANCE, APRIL 29, 1995                                    20,368   1,061           1,807     137,348

Cash dividends ($92.15 per share)                                                              (1,877)
Net earnings                                                                                   14,459
Issuance                           76,042 $7,604          425,000       4           7,377
Redempti                                                  (20,368) (1,061)       (311,510)
Accretion of discount on Class A
  Preferred Stock                                                                                 (27)
				  _______  _____          _______   _____        ________     _______
BALANCE, APRIL 27, 1996            76,042  7,604          425,000       4        (302,326)    149,903

Net earnings                                                                                      746
Accretion of discount on Class A
  Preferred Stock                                                                                (189)
Cumulation of dividends on
  Preferred Stock                             898                                              (8,642)
				  _______  _____          _______   _____        ________     _______

BALANCE, MAY 3, 1997               76,042   8,502         425,000       4        (302,326)    141,818

Net loss                                                                                      (10,777)
Accretion of discount on Class A
  Preferred Stock                                                                                (130)
Cumulation of dividends on
  Preferred Stock                             569                                              (5,560)
				   _______  _____          _______   _____        ________     _______

BALANCE, JANUARY 3, 1998            76,042 $9,071          425,000     $4       $(302,326)    125,351
				   =======  =====          =======   =====        ========    =======

See notes to consolidated financial statements.




JITNEY-JUNGLE STORES OF AMERICA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)
											    Year Ended
						  35 Weeks        ___________________________________________________________
						 Ended Jan-              May 3,             April 27,           April 29,
						uary 3, 1998              1997                1996                 1995

OPERATING ACTIVITIES:
  Net earnings (loss)                              ($10,777)                 $746             $14,459              $18,803
  Adjustment to reconcile net earnings (loss) to
    net cash provided by operating activities:
      Extraordinary item                                870                                     1,456
      Depreciation and amortization                  31,243                31,319              27,323               25,444
      Loss (gain) on disposition of property
	and other assets                               (250)                1,899                 817                1,037
      Deferred income tax expense (benefit)            (585)               (3,574)              2,577                2,260
      Decrease in restructuring obligation             (453)
      Changes in assets and liabilities:
	 Receivables                                 (1,933)                 (571)              5,866                   43
	 Inventories                                 (3,520)               12,826               5,826               (3,621)
	 Prepaid expenses and other                  (6,599)                3,941              (2,011)              (1,630)
	 Accounts payable                            18,861                 9,970               1,562                2,690
	 Accrued expenses                            10,304                 9,923              (2,356)                 644
						  _________             _________            ________            _________

	   Net cash provided by operating
	     activities                              37,161                66,479              55,519               45,670
						  _________             _________            ________            _________
INVESTING ACTIVITIES:
  Capital expenditures                              (36,951)              (24,099)            (30,111)             (23,921)
  Proceeds from sale of property and other assets     1,069                 1,477               2,617                1,210
  Purchase of Delchamps, Inc., net
    of cash acquired                               (204,036)
  Purchase of investments in debt securities                                                  (23,026)             (65,416)
  Maturities of investments in debt securities          738                   337              46,301               42,096
						  _________             _________            ________            _________
	  Net cash used in investing activities    (239,180)              (22,285)             (4,219)             (46,031)
						  _________             _________            ________            _________

FINANCING ACTIVITIES:
  Proceeds from issuance of long-term debt          249,831                                   239,059
  Proceeds from issuance of stock and warrants                                                 35,840
  Redemption of common stock                                                                 (286,824)
  Payments on long-term debt                        (22,463)              (31,059)            (38,412)              (2,431)
  Debt issue costs                                  (24,852)                                   (8,214)
  Payments on capital lease obligations              (2,939)               (4,385)             (5,355)              (4,342)
  Dividends paid                                                                               (1,877               (3,444)
						  _________             _________            ________            _________

	   Net cash provided by (used in)
	     financing activities                   199,577               (35,444)            (65,783)             (10,217)
						  _________             _________            ________            _________
INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                                   (2,442)                8,750             (14,483)             (10,578)

CASH AND CASH EQUIVALENTS:
  Beginning of period                                14,426                 5,676              20,159               30,737
						  _________             _________            ________            _________
  End of period                                     $11,984               $14,426              $5,676              $20,159
						  =========             =========            ========            =========

													      (Continued)



JITNEY-JUNGLE STORES OF AMERICA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)
_______________________________________________________________________________________________________________________________


												   Year Ended
								   35 Weeks     _______________________________________________
								Ended Jan-        May 3,           April 27,       April 29,
							       uary 3, 1998       1997              1996            1995
NON-CASH INVESTING AND FINANCING
  ACTIVITIES:
    Payable to dissenting former shareholders
      of Delchamps, Inc.                                         $  26,637
    Accrued direct acquisition costs of                          =========
       Delchamps, Inc.                                           $   5,704
								 =========
    Capital lease obligations incurred                                          $   3,538           $  7,971        $  3,158
    Preferred stock issued during Recapitalization:                             =========           ========        ========
      in exchange for receivables and common stock                                                  $    184
      in settlement of deferred compensation obligation                                                  712
      in redemption of common stock                                                                   27,446
    Common stock issued during Recapitalization:
      in exchange for notes receivable                                                                   176
      in redemption of common stock                                                                      588
												    ________
												    $ 29,106
												    ========
SUPPLEMENTAL DISCLOSURES:
  Cash paid for interest                                         $  21,021      $  35,902           $ 12,915        $ 12,534
								 =========      =========           ========        ========
  Cash paid for income taxes, net of refunds                     $   4,799      $  (1,521)          $  7,700        $ 10,283
								 =========      =========           ========        ========


See notes to consolidated financial statements.                                                                    (Concluded)


JITNEY-JUNGLE STORES OF AMERICA, INC. AND SUBSIDIARIES


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THIRTY-FIVE WEEKS ENDED JANUARY 3, 1998 AND THE YEARS ENDED MAY 3, 1997,
   APRIL 27, 1996 AND APRIL 29, 1995
(Dollars in Thousands Except Per Share Amounts)
________________________________________________________________________

1.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a.      Nature of Operations and Basis of Presentation  -  The
	Company operates supermarkets and gasoline stations located in six southeastern states primarily using distribution centers located in Jackson, Mississippi.

	The consolidated financial statements include those of Jitney-Jungle Stores of America, Inc. and its wholly-owned subsidiaries, Delchamps, Inc., Southern Jitney Jungle
	Company, Interstate Jitney Jungle Stores, Inc., McCarty-Holman Co., Inc. and subsidiary, and Jitney Jungle Bakery, Inc. All material intercompany profits, transactions and balances have been eliminated.

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

c. Investments in Debt Securities - Debt securities have been categorized as available for sale and as a result are stated at fair value. The cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization and interest are included in interest income. Realized gains and losses are included in other income or expense. The cost of securities sold is based on the specific identification method.

d. Inventories - Substantially all inventories are stated at the lower of cost using the last-in, first-out method or market.

e. Capitalization, Depreciation and Amortization - The cost of property, fixtures, equipment and improvements is depreciated and amortized by the straight-line method over the estimated useful lives of the assets. The estimated useful lives of buildings range up to forty years and the estimated useful life of fixtures and equipment is eight years. Assets under capital leases are recorded at the lower of fair value or the present value of future minimum lease payments. These assets and leasehold improvements are amortized by the straight-line method over their primary lease term. License and franchise rights are amortized by the straight-line method over twenty years. Debt issue costs are amortized over the life of the related debt by the interest method. At each balance sheet date the Company evaluates the recoverability of property, equipment and other long-term assets based upon expectations of nondiscounted cash flows and operating income.

f. Goodwill - Goodwill relates primarily to the excess of purchase price over fair value of net assets acquired in the acquisition of Delchamps, Inc. Such costs are being amortized over 40 years by the straight-line method.

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

j. Per Share Amounts - Earnings (loss) per common share and earnings (loss) per common share - assuming dilution are based on net income (loss) after preferred stock dividend requirements and the weighted average number of shares outstanding during each period. Earnings (loss) per common share - assuming dilution includes shares attributed to outstanding warrants and options granted to purchase common stock unless inclusion results in antidilution of per share amounts.

k. Reclassifications - Certain reclassifications have been made in the prior years' consolidated financial statements to conform to the method of presentation used in the current period.

2.    TRANSITIONAL PERIOD FINANCIAL DATA

In September 1997, the Company elected to change its fiscal year end from the Saturday nearest April 30 to the Saturday nearest December 31. The change of fiscal year resulted in a transition period of thirty-five weeks beginning May 4, 1997 and ending January 3, 1998, whereas the fiscal year ended May 3, 1997 includes the operations of fifty-three weeks and the fiscal years ended April 27, 1996 and April 29, 1995 include the operations of fifty-two weeks.


Presented below are the unaudited consolidated results of operations for the comparable thirty-six week period ended
January 4, 1997.



Net sales                                 $  832,905
Cost of sales                                630,129
Direct store expense                         139,740
Warehouse, administrative and general
  expense                                     37,266
Interest expense, net                         25,207
					  __________
Earnings before income taxes                     563
Income taxes                                     210
					  __________
Net earnings                              $      353
					  ==========
Loss per common share                     $   (11.26)
					  ==========




3.     DELCHAMPS ACQUISITION

On September 12, 1997, Delta Acquisition Corporation ("DAC"), a wholly-owned subsidiary of the Company, completed an all cash tender offer for shares of Delchamps, Inc. ("Delchamps"), an Alabama corporation, and accepted for payment approximately
75% of such shares. On November 4, 1997, DAC was merged with and into Delchamps. Delchamps was the surviving corporation and became a wholly-owned subsidiary of the Company. Delchamps is engaged in the business of retail food distribution through supermarkets located in Alabama, Florida, Louisiana, and Mississippi. This acquisition has been accounted for under the purchase method.

Holders of certain Delchamps shares dissented from the merger and indicated their intent to pursue their legal remedy under Alabama law. At January 3, 1998, the Company had a remaining liability of $26,637 representing approximately 888,000 shares (this includes dissenting shareholders and other unredeemed shares).

The purchase price for the Delchamps acquisition was $236,377, including direct acquisition costs. An affiliate of the Company's majority shareholder was paid fees of approximately $4,000 for services rendered in connection with the acquisition, including the arranging of financing. The excess of the purchase price over the fair values of the net assets acquired was $143,520 and has been recorded as goodwill, which is being amortized on the straight-line basis over forty years.

The results of operations of Delchamps have been included in the Company's consolidated financial statements since September 12, 1997. The purchase price, net of cash acquired of $84, has been allocated to the assets acquired and liabilities assumed based upon the fair values at the date of acquisition, as follows:





Receivables and other current assets                                     $12,597
Inventory                                                                 95,516
Property, equipment and leasehold improvements                           123,606
Deferred income tax assets                                                15,468
Other assets                                                               2,106
Goodwill                                                                 143,520
Accounts payable and accrued expenses                                    (72,448)
Notes payable and long-term debt, immediately r                          (14,463)
Capital lease obligations                                                (15,760)
Restructuring obligation                                                 (53,765)
									________
	   Purchase price                                               $236,377
									========



The following unaudited pro forma information presents a summary of consolidated results of operations of the Company and Delchamps as if the acquisition had occurred at the beginning of the periods presented.



					  35 Weeks              Year Ended
					 Ended Jan-               May 3,
					uary 3, 1998               1997
Net sales                               $1,434,059              $2,159,542
Cost of sales                            1,071,595               1,596,277
Expenses, net of interest                  324,792                 492,250
Interest expense, net                       42,945                  67,816
Income tax expense (benefit)                  (130)                  2,994
					__________________________________
Net (earnings) loss                     $  ($5,143)             $     $205
					==========              ==========
Loss per common share                   $  ($25.18)             $  ($17.53)
					==========              ==========


These unaudited pro forma results have been prepared for comparative purposes only and include certain adjustments, such as additional depreciation expense as a result of the step-up in the basis of fixed assets, additional amortization of goodwill, increased interest expense on acquisition debt and certain synergies expected to result from the integration of Delchamps' operations with those of the Company. They do not purport to be indicative of the results of operations that would have occurred if the acquisition had been made as of those dates. In addition, the pro forma information is not intended to be a projection of future results.


4.      RECAPITALIZATION

On March 5, 1996, JJ Acquisitions Corp. ("JJAC") merged with and into the Company with the Company continuing as the surviving corporation (the "Recapitalization"). JJAC was a wholly-owned subsidiary of Bruckmann, Rosser, Sherrill & Co., L.P. (the "Fund"). Upon consummation of the Recapitalization, the Fund and related investors received 83.82% of the Company's common stock and 11.76% was retained by the shareholders at the time of the Recapitalization.

The Recapitalization was accounted for by a charge to equity of $312,571 to reflect the redemption of common stock of the Company outstanding immediately prior to the Recapitalization. A closing fee of $4,000 was paid to the Fund Manager in connection with the Recapitalization.

Prior to the Recapitalization JJAC issued 425,000 shares of common stock for an aggregate of $6,500, issued an aggregate of $22,500 in liquidation preference of Class A Preferred Stock, issued $10,000 in liquidation preference of Class C Preferred
Stock, and issued warrants to purchase 75,000 shares of common stock to the then holder (along with related investors) of 100% of the Class A Preferred Stock and 15% of the Class C Preferred
Stock. The Company issued $27,446 in liquidation preference of Class B Preferred Stock as part of the consideration to shareholders at the time of the Recapitalization. In the Recapitalization the common stock, Class A Preferred Stock, and Class C Preferred
Stock issued by JJAC were converted into like shares of the Company and the Company assumed the obligations of JJAC under the warrants.

5.      INVESTMENTS IN DEBT SECURITIES

Investments in debt securities consisted of U.S. Treasury securities which matured in fiscal year 1997. Proceeds from sale of investments in debt securities were approximately $13,000 (1996)
and $6,100 (1995).  Losses of $43 (1996) and gains of $14 (1995)
were realized on those sales.

6.      INVENTORIES

Had the cost for all inventories been determined on the first-in, first-out method, inventories would have been higher by approximately $16,497 at January 3, 1998, $17,245 at May 3, 1997 and $18,227 at April 27, 1996. LIFO liquidations resulted in an increase in net earnings of $708 and $148 in the 35 weeks ended January 3, 1998 and the fiscal year ended May 3, 1997, respectively. The effect on net earnings of LIFO liquidations in fiscal years 1996 and 1995 was not material.

7.      OTHER ASSETS

Other assets, net of accumulated amortization of $6,862 (1998), $3,916 (1997) and $3,059 (1996), consisted of the following:


				January 3,        May 3,       April 27,
				  1998            1997           1996
Debt issue costs               $ 27,770         $  6,913       $  7,917
License and franchise rights      1,749              746            838
Other                             2,718              825            952
			       ________         ________       ________
	   Total               $ 32,237         $  8,484       $  9,707
			       ========         ========       ========


8.      PROPERTY UNDER CAPITAL LEASES AND LEASE COMMITMENTS

Leased property capitalized in the financial statements is summarized as follows:

			       January 3,         May 3,        April 27,
				 1998              1997           1996

Store property                  $85,826          $70,920         $76,371
Computer equipment                3,169            3,169
Less accumulated depreciation   (34,925)         (32,112)        (32,993)
				_______          _______         _______
				$54,070          $41,977         $43,378
				=======          =======         =======



Most store leases provide for contingent rentals based on percentages of sales in excess of stipulated amounts. The leases have primary terms ranging from five to twenty years and generally contain renewal options. Portions of store space are sublet under leases. The present value of future minimum lease payments relative to capital leases is included in the financial statements as obligations under capital leases. Lease liabilities are amortized over the lease term using the interest method.

The future minimum rental commitments for capital leases and noncancelable operating leases as of January 3, 1998, were as follows:



					      Capital       Operating
					      Leases         Leases
1998                                        $  16,553        $   40,546
1999                                           16,010            39,211
2000                                           15,492            37,551
2001                                           13,783            35,421
2002                                           12,871            34,279
Remaining balance                              71,053           219,362
					    _________        __________

Total minimum lease commitments               145,762        $  406,370
							     ==========


					    Capital
					     Lease
Less amount representing estimated
  executory costs (taxes,
  maintenance and insurance)                $   1,707
					    _________
Net minimum lease commitments                  144,05
Less amount representing imputed interest      68,974
					    _________
Present value of minimum lease commitments     75,081
Current portion of obligations under
  capitalized leases                            6,760
					    _________
Obligations under capitalized leases,
  less current                              $  68,321
					    =========



Minimum rental commitments have not been reduced by minimum sublease rentals of $1,149 applicable to capital leases and $969 applicable to operating leases due in the future under noncancelable subleases.

The following schedule shows the composition of total rental expense for all operating leases:

								Year Ended
			     35 Weeks          ____________________________________________
			     Ended Jan-            May 3,         April 27,    April 29,
			     uary 3, 1998          1997             1996         1995

Minimum rentals                $17,612            $10,717         $10,211       $10,075
Contingent rentals                 230                325             346           328
Less:  Sublease rentals           (262)              (288)           (219)         (323)
			       _______            _______         _______       _______
			       $17,580            $10,754         $10,338       $10,080
			       =======            =======         =======       =======


Rents, net of sublease income, paid to affiliated partnerships under long-term lease commitments were as follows:



Capital leases                  $1,999         $3,062         $3,017       $3,001
Operating leases                   369            331            334          321
				______         ______         ______       ______
				$2,368         $3,393         $3,351       $3,322
				======         ======         ======       ======


Obligations to affiliated partnerships under capital leases were $11,639 at January 3, 1998, $8,602 at May 3, 1997 and $9,150 at
April 27, 1996.


9.      LONG-TERM DEBT

Long-term debt consisted of the following:



Senior Notes                      $200,000          $200,000        $200,000
Senior Subordinated Notes          200,000
Senior Credit Facility              49,831             8,000          39,059
				  ________         _________        ________

				  $449,831          $208,000        $239,059
				  ========          ========        ========



Aggregate maturities of long-term debt for the fiscal years following January 3, 1998 are as follows:



2004                                           $   49,831
2006                                              200,000
2007                                              200,000
					       __________

					       $  449,831
					       ==========


In September, 1997 the Company issued $200,000 of unsecured
Senior Subordinated Notes which mature on September 15, 2007 and accrue interest at the rate of 10 3/8% per annum payable semi-annually. The proceeds from issuance of the Senior Subordinated Notes were used to fund a portion of the Delchamps acquisition consideration (see Note 3). The Senior Subordinated Notes are subordinated in right of payment to the Senior Notes and the Senior Credit Facility. Except under certain conditions, the Senior Subordinated Notes are not redeemable at the Company's option prior to September 15, 2002. Thereafter, the Senior Subordinated Notes are subject to redemption at the option of the Company at 105.188% of principal amount if redeemed during the twelve-month period beginning September 15, 2002 decreasing to 100% of the principal amount if redeemed during the twelve-month period beginning September 15, 2005 and thereafter plus accrued and unpaid interest thereon.

In March, 1996 the Company issued $200,000 of unsecured Senior Notes which mature on March 1, 2006 and accrue interest at the rate of 12% per annum payable semi-annually. The proceeds from issuance of the Senior Notes were used to fund a portion of the Recapitalization consideration (see Note 4). Except under certain conditions, the Senior Notes are not redeemable at the Company's option prior to March 1, 2001. Thereafter, the Senior Notes are subject to redemption at the option of the Company at 106% of principal amount if redeemed during the twelve-month period beginning March 1, 2001 decreasing to 100% of the principal amount if redeemed during the twelve-month period beginning
March 1, 2004 and thereafter plus accrued and unpaid interest thereon.

In the event of a change of control as defined in the Indenture, holders of Senior Notes and the Senior Subordinated Notes have the right to require the Company to repurchase all or any part of such holder's notes at a price in cash equal to 101% of the aggregate principal amount thereof plus accrued and unpaid interest thereon.

The Company entered into a revolving credit agreement in March
1996 with several banks which provided a $100,000 Credit Facility and subsequently, in September 1997, the Company amended and restated the agreement to provide a $150,000 Senior Credit
Facility. The Credit Facility and the Senior Credit Facility were used to finance a portion of the Delchamps acquisition and the Recapitalization consideration, to refinance certain indebtedness, and to provide for working capital requirements. The commitments under the Senior Credit Facility will terminate and all loans outstanding thereunder will be required to be repaid in full in March, 2004. Borrowings under the Senior Credit Facility, including revolving loans and up to $30,000 in letters of credit, are limited to the lesser of (i) the "total commitment" which initially was $150,000 and (ii) an amount equal to the sum of (a) up to 65% of eligible inventory (valued at the lesser of FIFO cost or current market) and (b) the "supplemental availability" which initially was $53,000. Each of the total commitment and the supplemental availability will be reduced on a quarterly basis, commencing September 1998. The interest rates on borrowings under the Senior Credit Facility are, at the Company's option, a function of the bank's prime rate or LIBOR. The weighted average interest rate of loans under the Senior Credit Facility was 8.89% at January 3,
1998, 8.44% at May 3, 1997 and 8.62% at April 27, 1996.  The
agreement requires the Company to pay a facility fee at an annual rate of .425% (.50% before March 31, 1997) of the unused amount available under the Senior Credit Facility. Letters of credit aggregating $7,461 at January 3, 1998 and $10,481 at May 3, 1997 and April 27, 1996 were outstanding under the Senior Credit
Facility.

The Senior Notes and Senior Subordinated Notes are guaranteed on a full, unconditional and joint and several basis by each of the Company's subsidiaries. The Senior Credit Facility is guaranteed by each of the Company's subsidiaries. In addition, obligations under the Senior Credit Facility are secured by a first lien on all of the Company's and its subsidiaries' assets.

The Senior Credit Facility and the Indenture pursuant to which the Senior Notes and Senior Subordinated Notes were issued contain numerous covenants which, among other things, restrict or limit the incurrence of indebtedness, payments of dividends and distributions, and capital expenditures. The Senior Credit Facility also contains numerous financial covenants, the more significant of which relate to leverage ratio, interest coverage ratio and cash flows. As of January 3, 1998 the Company was in compliance with the covenants under its debt agreements.


10.   RESTRUCTURING OBLIGATION

In connection with the Delchamps acquisition, the Company recorded a restructuring obligation of $54,364 relating to (i) stores closed by Delchamps prior to the acquisition; (ii) Delchamps stores to be closed after the acquisition because of unprofitability; (iii) Company and Delchamps stores required to be divested under a consent decree with the Federal Trade Commission; (iv) closure of the Delchamps headquarters in Mobile, Alabama; and (v) closure of the Delchamps warehouse facility in Hammond, Louisiana. The
$54,364 consists of $45,291 of future rental payments, $1,591 of severance costs, $474 of loss on divestiture of fixed assets, and $7,008 of miscellaneous expenses related mainly to the shutdown of the Mobile and Hammond facilities.

Of the total restructuring costs, $53,765 was recorded as goodwill as part of the purchase price allocation in the Delchamps acquisition and $599 was included as a special charge in the 1998 statement of operations. Charges against the restructuring obligation in 1998 were $770, consisting mainly of lease payments.

The obligations at May 3, 1997 and April 27, 1996 represent remaining payments under leases related to stores closed in prior years.

Since January 3, 1998, seventeen supermarkets and one gasoline station have been closed or sold, including ten stores that were required to be sold pursuant to the consent agreement with the Federal Trade Commission.

11.     INCOME TAXES

Income taxes were composed of the following:



							 Year Ended
				 35 Weeks     ___________________________________
				Ended Jan-     May 3,     April 27,    April 29,
			       uary 3, 1998    1997        1996          1995

Current provision (benefit)      ($3,157)     $3,913       $6,485        $9,157
Deferred provision (benefit)        (585)     (3,574)       2,577         2,260
				 _______      ______       ______       _______
	  Total                  ($3,742)       $339       $9,062       $11,417
				 =======      ======       ======       =======



The income tax provision (benefit) varied from the federal statutory rate of 35% as follows:


								       Year Ended
					 35 Weeks       __________________________________________
					 Ended Jan-         May 3,       April 27,     April 29,
					uary 3, 1998         1997          1996          1995
Federal tax (benefit) at statutory rate    ($5,081)          $380        $8,742        $10,577
State income taxes (benefit),
  net of federal tax effect                   (291)           (25)          400            665
Non-deductible amortization                    574
IRS assessments                                428
Other                                          628            (16)          (80)           175
					  ________          _____        ______        _______
       Income tax provision (benefit)      ($3,742)          $339        $9,062        $11,417
					  ========          =====        ======        =======



The sources of temporary differences and the related deferred income tax effects were as follows:



						    January 3,             May 3,                April 27,
						      1998                  1997                   1996

CURRENT DEFERRED TAX ASSETS (LIABILITIES):
  Inventory                                          ($4,445)              ($2,512)               ($1,739)
  Restructuring obligation                             5,433
  Accrued compensation and benefits                    1,697                   562                    571
  Deferred income                                      1,303                 1,567
  Accrued estimated insurance claims                   6,766                 2,228                  1,538
  Other                                                4,927                   307                    436
						     _______               _______                _______
	   Total net current deferred tax asset      $15,681                $2,152                   $376
						     =======               =======                =======
NONCURRENT DEFERRED TAX (ASSETS) LIABILITIES:
  Property and equipment                             $25,310               $12,975                $13,651
  Restructuring obligation                           (15,447)
  Capital leases                                      (6,069)               (6,710)                (5,706)
  Other                                                   81                   133                    251
						     _______               _______                _______
	   Total net noncurrent deferred
	     tax liability                            $3,875                $6,398                 $8,196
						     =======               =======                =======

Refundable income taxes of $5,663 at January 3, 1998 and $3,890 at April 27, 1996 represent the carryback of the tax net operating loss and the overpayment of estimated taxes, respectively. Such amounts are included in prepaid expenses and other in the balance sheet. Currently payable income taxes of $1,835 at May 3, 1997 are included in accrued expenses.

The Company's income tax returns through fiscal year 1994 have been examined by the Internal Revenue Service.

12.       CAPITAL STOCK

 Preferred Stock

 Preferred stock consisted of the following:



				      January 3, 1998          May 3, 1997            April 27, 1996
				   _____________________________________________________________________
	   Dividend   Outstanding  Liquidation  Carrying   Liquidation  Carrying  Liquidation  Carrying
   Class     Rate       Shares     Preference    Amount     Preference   Amount   Preference    Amount

  A              15%     225,000   $  29,479  $ 27,444   $  26,722  $ 24,557   $  22,500   $ 20,146
  B              10%     274,460      32,740    32,740      30,685    30,685      27,446     27,446
  C - Series 2   10%      23,958       2,858     2,858       2,679     2,679       2,396      2,396
				   _________  ________   _________  ________   _________   ________
    Total Mandatorily Redeemable   $  65,077  $ 63,042   $  60,086  $ 57,921   $  52,342   $ 49,988
				   =========  ========   =========  ========   =========   ========
  C - Series 1   10%      76,042   $   9,071  $  9,071   $   8,502  $  8,502   $   7,604   $  7,604
				   =========  ========   =========  ========   =========   ========




The excess of liquidation preference over the carrying amount of the Class A Preferred Stock is being accreted by periodic charges to retained earnings to the mandatory redemption date.

Dividends on Class A Preferred Stock are payable quarterly.
Through March, 2001, such dividends are payable, at the Company's option, either by cumulation to liquidation preference or in cash and thereafter are payable in cash. Dividends on Class B Preferred Stock and Class C Preferred Stock cumulate on an annual compounding basis until paid. Cumulative dividends not declared or paid on preferred shares aggregated $14,202 at January 3, 1998.

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

The Senior Credit Facility and the Indenture (see Note 9) restrict the Company's ability to pay cash dividends, exchange Class A
Preferred Stock for exchange debentures and redeem or repurchase
Class A Preferred Stock, Class B Preferred Stock, Class C
Preferred Stock and exchange debentures.

Warrants

Warrants to purchase 75,000 shares of common stock were issued in conjunction with the Recapitalization (see Note 4) and were outstanding as of May 3, 1997 and April 27, 1996. The warrants were recorded at fair value of $881 at date of issue. The warrants have an exercise price of $.01 per share and will expire in 2008.

13.   STOCK OPTION PLAN

On October 25, 1996, the Board of Directors of the Company, who also hold a majority of the Company's issued and outstanding common stock, authorized the grant of stock options to certain executives and key officers. During the period ended January 3, 1998, the Company adopted the Jitney-Jungle Stores of America, Inc. 1997 Stock Plan (the "1997 Plan"). The 1997 Plan authorizes grants of stock options covering 50,000 shares of the Company's common stock. Grants under the 1997 Plan may take the form of incentive or non-qualified stock options. Options vest one-third each year. With certain exceptions, the options are granted for a term of ten years.

Grants under the 1997 Plan are made at a price that is not less than the fair market value as determined by the Board of Directors or a Committee of the Board at the effective date of grant.

The following is a summary of the stock option activity:



				  Options         Weighted Average
				Outstanding        Exercise Price

Balance at May 3, 1997                    0                 $0
Granted                              37,660              98.57
				     ______             ______
Balance at January 3, 1998           37,660             $98.57
				     ======             ======



The following table summarizes information about stock options outstanding at January 3, 1998:


	 Exercise       Options       Weighted Average      Weighted Average
	Price Range   Outstanding    Remaining Contractual   Exercise Price

     $62.50 to $72.50   17,700            9.1 Years              $69.90

	      $124.00   19,960          10.0 Years              $124.00


At January 3, 1998, options covering 1,533 shares were exercisable at a price of $62.50 per share.

During the period ended January 3, 1998, The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," which requires companies to estimate the fair value for stock options on the date of grant. Under SFAS No. 123, the Company is required to record the estimated fair value of stock options issued as compensation expense in its statements of earnings over the related service periods or, alternatively, continue to apply the accounting methodologies as prescribed by Accounting Principles Board
("APB") Opinion No. 25, "Accounting for Stock Issued to
Employees," and disclose the pro forma effects of the estimated fair value of stock options issued in the accompanying footnotes to its financial statements. In adopting SFAS No. 123, the Company decided to follow the accounting methodologies as prescribed by APB Opinion No. 25.

The pro forma effects of the total compensation expense that would have been recognized during the period ended January 3, 1998 under SFAS No. 123 are as follows:



Net loss, as reported                                $10,777
Pro forma net loss                                   $10,870
Loss per share, as reported                           $38.44
Pro forma loss per share                              $38.66



In adopting SFAS No. 123, the Company estimated the fair value of stock options granted using the following assumptions:


Expected dividend yield                                 None
Expected option life                                 6 Years
Risk-free interest rate                                6.14%



Based on the results of the computations, the weighted-average fair value per option on the effective date of grant was $30.10

14.     EMPLOYEE BENEFIT AND COMPENSATION PLANS

The Company has a profit-sharing plan covering substantially all employees with one or more years' service. Contributions are made at the discretion of the Board of Directors of the Company. Such expense totaled $1,013 in the 35 weeks ended January 3, 1998 and $1,200 in fiscal years ended in 1997, 1996, and 1995.

Prior to March 1996, the Company had a Phantom Stock Plan for certain key officers whereby deferred compensation units
(expressed in shares of common stock) were earned to the extent that performance targets (expressed in terms of growth in stockholders' equity) were met. The amounts payable in accordance with the provisions of the Phantom Stock Plan became fully vested and immediately payable at the time of the Recapitalization (see Note 4). Effective with the Recapitalization $4,252 was paid to the participants and $712 was applied against the purchase price for shares of Class C Preferred Stock acquired by them in connection with the Recapitalization.

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

15.     SPECIAL CHARGES

Special charges consisted of the following:

<CAPTION)

								   35 Weeks
								  Ended Jan-        Year Ended
								 uary 3, 1998        3-May-97

Severance benefits                                                    $510               $958
Amounts due former chief executive officer                                              1,779
Fees related to bridge financing in the Delchamps acquisition         2,008
Loss on stores to be sold under the consent decree with the
  Federal Trade Commission in the Delchamps acquisition                 599
								     ______            ______
								     $3,117            $2,737
								     ======            ======


The $1,779 is attributable to the employment agreement with the Company's then Chairman and Chief Executive Officer who, in January 1997, relinquished his position and duties as Chief Executive Officer. Payments to be made under the employment agreement were deemed not to relate to future services to be provided by the Chairman and, accordingly, such amounts were charged to expense.

16.   EXTRAORDINARY ITEM

In connection with the Delchamps acquisition in the 35 week period ended January 3, 1998 and the Recapitalization in the fiscal year ended April 27, 1996, the Company retired certain long-term debt prior to its scheduled maturity. Early retirement of such debt resulted in extraordinary losses of $870 (1998) and $1,456 (1996), net of income tax benefits of $518 and $866, respectively.

17.   EARNINGS (LOSS) PER COMMON SHARE

During the period ended January 3, 1998, the Company adopted
Statement of Financial Accounting Standards ("SFAS") No. 128,
"Earnings per Share." The adoption of SFAS No. 128 had no effect on the previously reported earnings (loss) per common share for prior years.

The following is a reconciliation of earnings (loss) before extraordinary item as reported in the accompanying statements of operations to earnings (loss) attributable to common stockholders used in computing earnings (loss) per common share and in computing earnings (loss) per common share - assuming dilution. Also presented is a reconciliation of weighted average common shares outstanding used in computing earnings (loss) per common share to weighted average common shares used in computing earnings (loss) per common share - assuming dilution.



							       Year Ended
				    35 Weeks      ________________________________________
				   Ended Jan-          May 3,        April 27,   April 29,
				   uary 3, 1998         1997           1996         1995

Earnings (loss) before extra          ($9,907)           $746        $15,915      $18,803
Preferred stock dividends              (5,560)         (7,655)          (987)
				     ________         _______        _______      _______
Earnings (loss) attributable
  to common stockholders             ($15,467)        ($6,909)       $14,928      $18,803
				     ========         =======        =======      =======
Weighted average common
  shares outstanding                  425,000         425,000         80,321       20,368
Warrants                                                              10,920
				     ________         _______        _______      _______
Weighted average common shares
  outstanding - assuming
  dilution                            425,000         425,000         91,241       20,368
				     ========         =======        =======      =======


Warrants issued in 1996 to purchase 75,000 shares of common stock have not been included in 1997 and 1998 and options granted in the 35 weeks ended January 3, 1998 to certain executives and key officers to purchase 37,660 shares of common stock have not been included in 1998 to calculate the weighted average common shares used in computing earnings (loss) per common share - assuming dilution because to do so would have been antidilutive for those periods.

18.     FAIR VALUES OF FINANCIAL INSTRUMENTS

In accordance with Statement of Financial Accounting Standards
(SFAS) No. 107, "Disclosures About Fair Value of Financial Instruments", information is provided about the fair value of certain financial instruments for which it is practicable to estimate that value. The fair value amounts disclosed represent management's best estimate of fair value. Certain financial instruments and all nonfinancial instruments are excluded, in accordance with SFAS
No. 107. The aggregate fair value amounts presented are not intended to represent the underlying aggregate fair value of the Company.

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

  Long-term debt: The fair value of the Company's Senior Notes and Subordinated Notes is based on quoted market prices. The interest rates on borrowings under the Senior Credit
  Facility reset periodically. Consequently, the carrying value of borrowings under the Senior Credit Facility approximates fair value.

  Redeemable preferred stock: The fair value of redeemable preferred stock is estimated at carrying value as such stock is not traded in the open market and a market price is not readily available.

The carrying amounts and fair values of the Company's financial instruments were as follows:


				   January 3, 1998                May 3, 1997               April 27, 1996
			      _________________________________________________________________________________
			      Carrying         Fair          Carrying          Fair   Carrying         Fair
			       Amount          Value          Amount          Value    Amount          Value
Cash and cash equivalents     $11,984         $11,984         $14,426         $14,426  $5,676          $5,676
Investments in debt
  securities                                                                              337             337
Receivables                    13,833          13,833           5,463           5,463   4,892           4,892
Accounts payable              112,641         112,641          49,978          49,978  40,008          40,008
Accrued expenses              102,195         102,195          33,088          33,088  23,165          23,165
Long-term debt:
  Senior Notes                200,000         237,182         200,000         217,000 200,000         204,700
  Senior Subordinated Notes   200,000         210,867
  Senior Credit Facility       49,831          49,831           8,000           8,000  39,059          39,059
Redeemable preferred stock     63,042          63,042          57,921          57,921  49,988          49,988


19.     ACCOUNTING STANDARD TO BE ADOPTED IN THE FUTURE

In June 1997, the Financial Accounting Standards Board issued
SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" which is effective for fiscal years beginning after December 15, 1997. SFAS No. 131 redefines how operating segments are defined and requires disclosure of certain financial and descriptive information about a company's operating segments. The Company has not yet completed its analysis of which operating segments it will report on.

20.     COMMITMENTS AND CONTINGENCIES

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

In April 1997, the Company sold the operating assets of its bakery subsidiary for $750 and received $5,250 as consideration for entering into a five-year supply agreement with the purchaser of such operating assets. The $5,250 is being amortized over the term of the supply agreement.

In connection with the Delchamps acquisition, the Company amended a pre-existing agreement whereby the Fund Manager is entitled to receive $1,000 per year from the Company as a management fee for the performance of strategic and financial planning services. The amount of the annual management fee may be increased up to one percent of the Company's earnings before interest, income taxes, depreciation, amortization and certain special charges, computed on a quarterly basis. Management fees for the 35 weeks ended January 3, 1998 and the fiscal year ended May 3, 1997 approximated $484 and $250, respectively.


				* * * * * *

INDEPENDENT AUDITORS' REPORT
To the Board of Directors and Stockholders of Jitney-Jungle Stores of America, Inc.:

We have audited the accompanying consolidated balance sheets of Jitney-Jungle Stores of America, Inc. and subsidiaries ("the Company") as of January 3, 1998, May 3, 1997 and April 27, 1996, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for the thirty-five weeks ended January 3, 1998 and for each of the three fiscal years in the period ended May 3, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Jitney-Jungle Stores of America, Inc. and subsidiaries as of January 3, 1998, May 3, 1997 and April 26, 1996, and the results of their operations and their cash flows for the thirty-five weeks ended January 3, 1998, and for each of the three fiscal years in the period ended May 3, 1997, in conformity with generally accepted accounting principles.



/s/ Deloitte & Touche LLP

Jackson, Mississippi

March 6, 1998

Item 9.  Changes in and Disagreements with Accountants on
Accounting and Financial Disclosure

	There has been no change of accountants or reporting disagreements on any matters of accounting principle, practice, financial statement disclosure or auditing scope or procedure during the 35 weeks ended January 3, 1998 and the two most recent fiscal years.



				  PART III




Item 10.  Directors and Executive Officers of the Registrant


Directors and Executive Officers


Name                    Age     Position


W.  H. Holman, Jr.      67      Chairman of the Board since 1967.  Chief
				Executive Officer of the Company from 1967 until January 1997. Member of the Board of two private companies.

Michael E. Julian       47      Chief Executive Officer since January 1997
				and formerly President of the
				Company from May 1997 to December 1997.
				Director of the Company since April 1996.
				Prior to January 1997 served as
				Chairman, President and Chief Executive
				Officer of Farm Fresh, Inc. since 1988.
				Mr. Julian is a member of the Compensation committee.

Ronald E. Johnson       48      President and Chief Operating Officer since
				December 1997. Director of the Company since
				May 1996.  Previously served as Retail
				Grocery- President and Chief Executive Officer of Farm Fresh, Inc. from January 1997 to
				December 1997, Retail Grocery - Chairman,
				President and Chief Executive Officer of
				Kash n' Karry from 1995 to 1997 and Retail
				Grocery - Executive Vice President
				and Chief Operating Officer of Farm Fresh, Inc.
				from 1988 to 1995. Mr. Johnson is a member of the Audit committee.

Donald D. Bennett       61      Director of the Company since September 1997.
				Chairman of the Board of Rich Food Holding,
				Inc. since 1980. Member of the Board of Directors of Rich Food Holdings, Inc.

Name                    Age     Position

Bruce C. Bruckmann      44      Director of the Company since  March 1996 and a
				principal in BRS. He was an officer and subsequently a Managing Director of
				Citicorp Venture Capital, Ltd. ("CVC") from
				1983 through 1994. Member of the Board of Directors or Chairman of the Board of AmeriSource Distribution Corp., CORT Business
				Services Corp., Chromcraft Revington, Inc.,
				Mohawk Industries, Inc., Town Sports
				International Inc. and Anvil Knitwear Inc. as well as several private companies.

Bernard J. Ebbers       56      Director of the Company since August 1996.
				President and Chief Executive Officer of
				WorldCom, Inc. since 1983.  Member of the
				Board of Directors of WorldCom, Inc.  Mr.
				Ebbers is a member of the Compensation
				committee.

Roger P. Friou          63      Director of the Company since June 1984.
				Private investor since 1997.  Prior to May
				1997, served as President of the Company from March 1996 and as Vice Chairman, Chief
				Financial Officer, and Secretary of the
				Company since 1991. Member of the Board of Directors of Parkway Properties Inc.
				Mr. Friou is a member of the Audit and
				Compensation committees.

John M. Moriarty, Jr.   41      Director of the Company since April 1996.  A
				Managing Director of Donaldson, Lufkin &
				Jenrette Securities Corporation since 1989 and a Managing Director of DLJ Merchant
				Banking, Inc. since January 1996. Member of the Board of Directors of a private company.
				Mr. Moriarty is a member of Audit Committee.

Harold O. Rosser, II    49      Director of the Company since  March 1996 and
				a principal in BRS. He was an officer and subsequently a Managing Director of
				Citicorp Venture Capital, Ltd. ("CVC") from
				1987 through 1995. Member of the Board of Directors of Davco Restaurants, Inc., as well as a private company. Mr. Rosser is the Chairman of the Compensation committee.

Name                    Age     Position

Stephen C. Sherrill     45      Director of the Company since  March 1996
				and a principal in BRS. He was an officer and a Managing Director of Citicorp Venture
				Capital, Ltd. from 1983 through 1995. Member of the Board of Directors of Galey & Lord,
				Inc., and of several private companies.  Mr.
				Sherrill is the Chairman of the Audit
				committee.

David R. Black          45      Senior Vice President - Finance/Chief
				Financial Officer since 1996. Previously served as Treasurer and Controller from 1986.

R. Barry Cannada        42      Executive Vice President - General Counsel
				and Assistant Secretary since January, 1998.
				Previously served as a Partner with the
				law firm of Butler, Snow, O'Mara, Stevens &
				Cannada, PLLC from 1981 to 1997.

David K. Essary         48      Executive Vice President from March 1996 until
				January 1998 (resigned January 1998).
				Previously served as Executive Vice President
				- Retail Operations from 1991.

Harold D. Evans         53      Senior Vice President - Store Operations from
				1993 until March 1998 (resigned March 1998).
				Previously served as Vice President - Store
				Operations from 1986.


J. R. Hansbrough        42      Senior Vice President - Information Services
				from January 1996 to January 1998 (resigned
				January 1998). Previously served as Vice
				President - Information Services from 1994.
				Prior to that was a consultant and marketing representative with IBM Corporation from 1982.

Stephen R. Harmon       45      Executive Vice President - Marketing and
				Merchandising since June 1997. Previously served as Retail Grocery - Senior Vice
				President - Merchandising of Farm Fresh, Inc.
				from 1982 to June 1997.

W. H. Holman, III       34      Secretary of the Company since 1996 and also
				serves as President of Pump And Save, Inc.
				Previously served as Senior Vice President -
				Sales and Marketing from 1992 and Vice
				President - Sales and Marketing from 1991 and is the son of W. H. Holman, Jr. Member of the Board of Directors of one private company.

Name                    Age     Position


Jerry L. Jones          46      Senior Vice President - Administrative
				Operations since April 1997.   Senior Vice
				President - Retail Operations March 1996 to April 1997. Previously served as Senior
				Vice President - Human Resources since 1991.
				Prior to that, served as Vice President, Human Resources from 1989.

James P. Riley          48      Senior Vice President - Engineering since
				1996.  Previously served as Vice President
				- Engineering from 1991 and Director of
				Engineering Services from 1985.

Clyde D. Staley         60      Senior Vice President - Real Estate since
				1996.  Previously served as Vice President
				- Real Estate from 1985.

Albert J. Wanzelak      47      Senior Vice President - Human Resources
				since August 1997. Prior to that served as Retail Grocery - Vice President - Human
				Resources of Farm Fresh, Inc. from August
				1987 to August 1997.

Item 11.  Executive Compensation

	The following table summarizes the compensation paid to or accrued by the Company for the chief executive officer and the other four most highly compensated executive officers of the Company during fiscal 1997 stub.



			      Summary Compensation Table
________________________________________________________________________________________
								    Long-Term
				       Annual Compensation         Compensation
				_________________________________  ____________

							    Other
							    Annual             All Other
						  Bonus     Compen-    LTIP     Compen-
					Salary    and/or     sation   Payouts   sation
Name and Principal Position    Year     <FN1>    Severancs   <FN2>     <FN3>     <FN4>
___________________________    ____     _____    _________  _______  __________ ________

W.H. Holman, Jr., Chairman    97stub   $235,577   $117,788   $1,988             $10,583
 <FN5>                          1997    331,182    162,920    2,633              15,795
				1996    315,100    121,193    2,216  $1,894,039  15,840

Michael E. Julian, CEO        97stub    253,846    248,077    1,353                 263
				1997     57,692     75,000

David K. Essary, Executive    97stub    127,212    263,606    1,627             102,384<FN6>
Vice President                  1997    192,463     89,653    2,251             103,485<FN6>
 (Resigned January 1998)        1996    176,700     67,307    1,745     110,229 103,425<FN6>

John R. Hansbrough, Senior    97stub     86,981    151,390    1,326               1,847
 Vice President Information     1997    125,077      7,846    1,564               2,756
 Services                       1996    120,000      9,046    1,455               2,051
 (Resigned January 1998)

David R. Black, Senior Vice   97stub     94,330     76,775    1,112               2,024
President Finance               1997    125,000      9,865    1,513               2,834
				1996    120,768     13,846    1,327               2,820

Jerry L. Jones, Senior Vice   97stub     92,896     46,448    1,422               2,253
President Administrative        1997    133,000     33,250    1,790               3,149
Operations                      1996    125,200     23,654    1,727               3,141



<FN1> The amounts shown in this column include amounts contributed as salary deferral contributions under the Jitney-Jungle Stores of America, Inc. and Affiliates Profit Sharing Plan and Trust (the "401 (k) Plan").

<FN2> Other annual compensation includes the annual estimated value of an automobile furnished by the Company.

<FN3> Includes distributions from the Phantom Stock Plan.

<FN4> Includes Company matching contributions under the 401(k) Plan,
      Company profit sharing contributions under the 401(k) Plan and premiums for group term life insurance.

<FN5> During fiscal 1997, the Company recognized a special charge of approximately $1.8 million attributable to an employment agreement which allows future payments to be received by Mr. Holman, of which $365,936 was received by Mr. Holman in fiscal 1997 stub.

<FN6> Includes annual installments of $100,000 per year as per an employment agreement with Mr. Essary.

STOCK OPTION PLAN

The Company has in effect an employee stock option plan pursuant to which options to purchase Common Stock of the Company are granted to certain executives and key officers of the Company. The following table shows option grants in the 1997 stub to the named executive officers:




			   OPTION GRANTS IN 35 WEEKS ENDED JANUARY 3, 1998
___________________________________________________________________________________________________________

									      POTENTIAL REALIZABLE
									     VALUE AT ASSUMED ANNUAL
									       RATES OF STOCK PRICE
										 APPRECIATION FOR
				 INDIVIDUAL GRANTS                                  OPTION TERMS
		    _____________________________________________        __________________________________
		    Number of
		    Securities    % of Total  Exercise
		    Underlying      Options   or Base
		      Option      Granted to   Price   Expiration
Name                Grants <FN1>   Employees   ($/Sh)    Date             0% <FN2>     5% <FN2>   10% <FN2>
____                ___________   __________  _______  _________         _________     _________  _________

Michael E. Julian       13,100       34.8%    $72.50    2/23/07            949,750     1,547,043  2,463,407

David R. Black             850        2.3%    $62.50   10/24/06             53,125       156,083    349,212

Jerry Jones              1,200        3.2%    $62.50   10/24/06             75,000       190,018    400,792

Other executive         20,385       54.1%                               2,370,915     3,751,736   5,814,44
  officers

Other officers           2,125        5.6%                                 263,500       482,444    845,265




<FN1>  All of the stock options granted to the officers are non-
       qualified options and have a term of ten years from the date of grant. Options granted to each officer become exercisable based on length of service with the Company.

<FN2>  The assumptions set forth in the chart above are merely examples and do not represent predictions of future stock prices or a forecast by the Company with regard to stock prices. The dollar gains shown in these columns reflect a future value based upon growth at the prescribed rates. The column labeled 0% shows the value at the date of grant of stock options whose exercise price was below the market price of the Company's Common Stock at the date of grant.


No options were exercised during the fiscal year ended May 3, 1997.

Directors Fees

	Directors who are employees of the Company do not receive additional compensation as directors. Directors who are not employees receive directors' fees of $12,000 per year plus
$1,000 for each Board of Directors' meeting attended and $500 for each committee meeting attended.

Committees and Meetings of the Board of Directors

	The Board of Directors held four regular meetings during fiscal 1997 stub. All directors attended at least 75% of the total meetings of the Board of Directors and the committees of which they were members.

	The Company has an Audit Committee, which is a standing committee of the Board of Directors, presently consisting of three members who are Stephen C. Sherrill, Chairman, John M.
Moriarty, Jr. and Roger P. Friou.   Audit Committee's
responsibilities include: (i) reviewing the plan, (ii) scope and results of the independent audit and reporting to the full Board whether financial information is fairly presented and whether generally accepted accounting principles are followed, (iii) monitoring the internal accounting and financial functions of the Company to assure quality of staff and proper internal controls,
(iv) investigating conflicts of interest, (v) compliance with ethical standards and compliance with laws and regulations. There were no meetings of the Audit Committee during fiscal 1997 stub.

	The Company has a Compensation Committee, which is a standing committee of the Board or Directors, presently consisting of Harold O. Rosser, Chairman, Roger P. Friou and Bernard J. Ebbers. The Compensation Committee's responsibilities are to determine annual salaries and bonuses to the Company's senior management and to administer the Company's stock option and benefit programs. There was one meeting of the Compensation Committee during fiscal 1997 stub.

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

	Mr. Essary has an employment contract with the Company providing for a base salary of approximately $186,000 per year for the period from March 1, 1995 through February 28, 1998. He is eligible for a bonus of up to 50% of his base salary less $11,000. A provision in his employment contract states that upon change in control of the Company, Mr. Essary will be awarded a payment of up to $300,000 to be paid in annual installments of $100,000, beginning February 28, 1996. Mr. Essary became entitled to receive such payments, with the first $100,000 installment thereof paid in March 1996 after the consummation of the Merger, the second installment paid in March 1997 and the third installment was included in Mr.
Essary's severance payment. In January 1998, Mr. Essary resigned from the Company.

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

	The Company's 401(k) Plan and the Delchamps Profit
Sharing Plan are currently being merged into one plan. The estimated completion date for this transaction is the summer of 1998. At the time of the merger, the 401(k) Plan will be amended to bring it into compliance with the new statutory changes and the plan year will be changed to a calendar year.

Item 12. Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information regarding the beneficial ownership of Common and Preferred
Stocks as of January 3, 1998, by (i) each director, (ii) the chief executive officer and each of other most highly compensated executive officers of the Company, (iii) all executive officers and directors as a group and (iv) the Company's principal stockholders. Other than as set forth in the table below, there are no persons known to the Company to beneficially own more than 5% of the Common Stock. No Company securities are owned by John M. Moriarty, Jr., Bernard J. Ebbers, Donald D. Bennett or Ronald E. Johnson, each of whom is a director of the Company
(Mr. Johnson is also an executive officer of the Company).




			   Number and                   Number and          Number and           Number and
Name and Address          Percentage of                Percentage of      Percentage of         Percentage of
 for Beneficial             Shares of                Shares of Class A   Shares of Class B    Shares of Class C
 Owners over 5%           Common Stock                Preferred Stock     Preferred Stock      Preferred Stock
________________         __________________          _________________   _________________    _________________

Bruckmann, Rosser,
Sherrill & Co., L.P.     353,750/83.24%<FN1>                  ----             ----             75,508/75.51%
126 East 56th Street
New York, NY 10022

W. H. Holman, Jr.         29,699/6.99%<FN2>                   ----       21,516/7.84%<FN3>       4,742/4.72%
Jitney-Jungle Stores
of America, Inc.
P. O. Box 3409
Jackson, MS 39207

DLJ Merchant                    <FN4)                         ----             ----             15,000/15.00%
Banking Partners,
L.P. and related investors
277 Park Avenue
New York, NY 10172

Michael E. Julian               2,500/*                       ----             ----                 534/*

Roger P. Friou                12,510/2.94%                    ----           14/* <FN3>          1,252/1.25%

Bruce C. Bruckmann      353,7250/83.24%<FN1><FN5>             ----             ----             75,508/75.51%

Harold O. Rosser, II    353,750/83.24% <FN1><FN6>             ----             ----             75,508/75.51%

Stephen C. Sherrill     353,750/83.24% <FN1><FN7>             ----             ----             75,508/75.51%

David K. Essary             11,250/2.65% <FN8>                ----             ----              1,125/1.13%

John R. Hansbrough             850/* <FN9>                    ----             ----                 85/*

David R. Black                 850/* <FN9>                    ----             ----                 85/*

Jerry L. Jones                   1,200/ *                     ----             ----                120/*
All directors and
executive officers
as a group (18)              421,359/99.14%                   ----       26,729/9.74% <FN3>     92,207/92.21%


*Owns less than 1% of the total outstanding Common Stock, Class B Preferred Stock and Class C Preferred Stock.

<FN1>  Includes 331,732 shares of common stock owned directly by
       Bruckmann, Rosser, Sherrill & Co., Inc., L.P. ("BRS") and 22,018 shares to which BRS possesses sole voting power.
       BRS is a limited partnership, the sole general partner of which is BRS Partners and the manager of which is BRS.
       The sole general partner of BRS Partners is BRSE Associates. Bruce C. Bruckmann, Harold O. Rosser, II, Stephen C. Sherrill and Stephen F. Edwards are the only stockholders of BRS and BRSE Associates and may be deemed to share beneficial ownership of the shares shown as beneficially owned by the Fund. Such individuals disclaim beneficial ownership of any such shares.

<FN2>  Includes 10,000 shares of common stock owned directly and
       19,699 shares to which Mr. Holman possesses sole voting power.

<FN3>  All shares of Class B Preferred Stock are owned by
       Trustmark National Bank ("Trustmark") pursuant to an escrow agreement by and among Trustmark, the Company and former Common Stock shareholders of the Company.
       Certain of the officers of the Company own an interest in the escrow account through which they have a beneficial interest in the number of shares of Class B Preferred Stock listed in this table.

<FN4>  DLJ Merchant Banking Partners, L.P. ("DLJ")  and related investors have received outstanding warrants to purchase 15.0%, on a fully diluted basis, of the outstanding Common Stock of the Company as outlined in the Shareholders Agreement referred to under Item 13.

<FN5>  Includes  6,605 shares of  common stock owned  directly and 347,145 shares to which BRS possesses sole voting power.

<FN6>  Includes 1,326  shares of common stock owned  directly and 352,383 shares to which BRS possesses sole voting power.

<FN7>  Includes 4,423 shares of common stock owned directly and
       349,327 shares to which BRS possesses sole voting power.

<FN8>  Mr. Essary resigned January 1998.

<FN9>  Mr. Hansbrough resigned January 1998.

Item 13.  Certain Relationships and Related Transactions.

	BRS received a closing fee of $4.0 million at the consummation of the acquisition of Delchamps. They also received $4.0 million in connection with the Merger in 1996. In addition, BRS is entitled to receive 1% of earnings before interest, income taxes, depreciation, amortization and certain special charges annually, with a minimum of $1.0 million per year, computed on a quarterly basis from the Company as a management fee for the performance of strategic and financial planning services in the future. In the 1997 stub and fiscal year 1997, BRS received $.48 million and $.25 million, respectively.
 Messrs. Bruckmann, Rosser, Sherrill and Edwards (not a director of the Company) are the only stockholders of BRS and BRSE Associates. BRSE Associates is the sole general partner of BRS Partners, which is the sole general partner of Bruckmann, Rosser, Sherrill & Co., L.P. (the "Fund"). The
Fund is the majority stockholder of the Company.

	DLJ Merchant Banking Partners, L.P. ("DLJ") and related investors received $6.0 million underwriting discount and commission from the acquisition of Delchamps and public offering of Senior Subordinated Notes in 1997. They also received $6.0 million in connection with the Merger in 1996. Mr. Moriarty, a director in the Company, is an officer with DLJ.

	Pursuant to an agreement with the Company, McCarty-
Holman Co., L.P. (the "Partnership") is the exclusive agent for the Company to rent, lease, operate and manage all locations where the Company has sublet space to various tenants and where it has space vacant and available for subleasing. W. H. Holman, Jr. owns a noncontrolling interest in the Partnership. Under the agreement, the Partnership is entitled to fees as follows: (i) for management: 4% of all rental/lease collections;
(ii) fees for leasing: 6% of the annual rent (for a month-to-month tenancy; one-half of the first month's rent); and (iii) fees for services other than as delineated above are negotiated. In the 1997 stub and fiscal year 1997, the Partnership received approximately $37,000 and $41,000 respectively, in fees pursuant to this agreement. Management believes that the agreement is on an arm's length basis and is on terms that are no less favorable to the Company than could have been obtained with non-affiliated parties at the time the agreement was entered into.

	W. H. Holman, Jr., W. H. Holman, III, Clyde Staley and
Roger P. Friou own in the aggregate noncontrolling interests in certain partnerships that are landlords under twenty (20) leases (involvement is Holman, Jr., 18 leases; Holman, III, 6 leases; Staley, 5 leases; and Friou, 8 leases) for stores or other facilities where the Company and its subsidiaries are the tenants. In the 1997 stub and fiscal year 1997, the Company paid a combined total rent under these twenty (20) leases of approximately $2.6 million and $3.6 million, respectively. Management believes that each of these leases is on an arm's length basis and is on terms that are no less favorable to the Company than could have been obtained with non-affiliated parties at the time each lease was entered into.

	David K. Essary, Executive Vice President, had an outstanding loan for the purchase of Common Stock from the Company in the amount of $79,906 as of January 3, 1998. This note was paid subsequent to year end. The seven (7) other executive officers have combined loans outstanding of $64,412 which were used for the purchase of the Company's Common

Stock and Class C Preferred Stock. Two (2) other executive officers have combined loans outstanding of $51,000 which are for real estate property .

	Certain shareholders of the Company, entered into a Shareholders Agreement which contains certain agreements among such shareholders with respect to the capital stock and corporate governance of the Company. The shareholders involved are Bruckmann, Rosser, Sherrill & Co., L.P., DLJ Merchant Banking Partners, L.P., and Messrs. W. H. Holman, Jr., Roger P. Friou, and W. H. Holman, III. Agreements regarding corporate governance and the capital stock of the Company were also entered into by the Company, Bruckmann, Rosser, Sherrill & Co., L.P., and Messrs. W.H. Holman, Jr., Roger Friou, W.H. Holman, III, David Essary, Jerry Jones, Stephen R. Harmon, David R. Black, Harold D. Evans, James P. Riley, J.R. Hansbrough, and Clyde D. Staley in the Securities Purchase and Holders Agreement.

	Pursuant to an agreement with the Company, Michael E.
Julian received a fee of $170,000 in fiscal year 1997 for certain consulting services provided to the Company.

				 PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

The following is an index of the financial statements, schedules and exhibits included in this Report or Incorporated herein by reference:

(a)     1.  Financial Statements:

	    Consolidated Balance Sheets as of January 3, 1998,
	    May 3, 1997 and April 27, 1996.

	    Consolidated Statements of Operations for the thirty-five weeks ended January 3, 1998 and for each of the three fiscal years in the period ended May 3, 1997.

	    Consolidated Statements of Changes in Stockholders'
	    Equity for the thirty-five weeks ended January 3, 1998 and for each of the three fiscal years in the period ended May 3, 1997.

	    Consolidated Statements of Cash Flows for the thirty-five weeks ended January 3, 1998 and for each of the three fiscal years in the period ended May 3, 1997.

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

	*2.2    Agreement and Plan of Merger dated July 8,
		1997 by and among the Company, Delchamps, Inc. and Delta Acquisition Corporation (incorporated by reference to Exhibit 2 to Form 8-K [No. 33-80833] of the Company dated July 14, 1997).

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

	*3.3    Composite Amended and Restated Articles of
		Incorporation of Delchamps, Inc. (incorporated by reference to Exhibit 3.1 to Form 10-Q of Delchamps, Inc. for the quarter ended September
		28, 1996).

	*3.4    Composite of By-Laws of Delchamps, Inc.
		(incorporated by reference to Exhibit 3.2 to Form
		10-Q of Delchamps, Inc. for the quarter ended
		September 28, 1996.

	*3.5 Amended and Restated Articles of Incorporation of Interstate Jitney-Jungle Stores Inc.
		(incorporated by reference to Exhibit 3.5 to Amendment No. 1 to Form S-4 [No. 333-38957] of Jitney-Jungle Stores of America, Inc. filed with the Commission on November 7, 1997).

	*3.6 Restated By-Laws of Interstate Jitney-Jungle Stores, Inc. (incorporated by reference to Exhibit
		3.6 to Amendment No. 1 to Form S-4 [No. 333-
		38957] of Jitney-Jungle Stores of America, Inc. filed with the Commission on November 7, 1997).

	*3.7 Amended and Restated Articles of Incorporation of McCarty-Holman Co., Inc. (incorporated by reference to Exhibit 3.7 to Amendment No. 1 to Form S-4 [No. 333-38957] of Jitney-Jungle Stores of America, Inc. filed with the Commission on November 7, 1997).

	*3.8    Restated By-Laws of McCarty-Holman Co., Inc.
		(incorporated by reference to Exhibit 3.8 to Amendment No. 1 to Form S-4 [No. 333-38957] of Jitney-Jungle Stores of America, Inc. filed with the Commission on November 7, 1997).

	*3.9 Amended and Restated Articles of Incorporation of Southern Jitney Jungle Company (incorporated by reference to Exhibit 3.9 to Amendment No. 1 to Form S-4 [No. 333-38957] of Jitney-Jungle Stores of America, Inc. filed with the Commission on November 7, 1997).

       *3.10 Restated By-Laws of Southern Jitney Jungle Company (incorporated by reference to Exhibit
		3.10 to Amendment No. 1 to Form S-4 [No. 333-38957] of Jitney-Jungle Stores of America, Inc. filed with the Commission on November 7, 1997).

       *3.11 Amended and Restated Articles of Incorporation of Pump and Save, Inc. (incorporated by reference to Exhibit 3.11 to Amendment No. 1 to Form S-4
		[No. 333-38957] of Jitney-Jungle Stores of
		America, Inc. filed with the Commission on November 7, 1997).

       *3.12    Restates By-Laws of Pump and Save, Inc.
		(incorporated by reference to Exhibit 3.12 to Amendment No. 1 to Form S-4 [No. 333-38957] of Jitney-Jungle Stores of America, Inc. filed with the Commission on November 7, 1997).

       *3.13 Amended and Restated Articles of Incorporation of Supermarket Cigarettes Sales, Inc.
		(incorporated by reference to Exhibit 3.13 to Amendment No. 1 to Form S-4 [No. 333-38957] of Jitney-Jungle Stores of America, Inc. filed with the Commission on November 7, 1997).

       *3.14    By-Laws of Supermarket Cigarettes Sales, Inc.
		(incorporated by reference to Exhibit 3.14 to Amendment No. 1 to Form S-4 [No. 333-38957] of Jitney-Jungle Stores of America, Inc. filed with the Commission on November 7, 1997).

       *3.15 Amended and Restated Articles of Incorporation of Jitney-Jungle Bakery, Inc. (incorporated by reference to Exhibit 3.15 to Amendment No. 1 to Form S-4 [No. 333-38957] of Jitney-Jungle Stores of America, Inc. filed with the Commission on November 7, 1997).

       *3.16    Restated By-Laws of Jitney-Jungle Bakery, Inc.
		(incorporated by reference to Exhibit 3.16 to Amendment No. 1 to Form S-4 [No. 333-38957] of Jitney-Jungle Stores of America, Inc. filed with the Commission on November 7, 1997).


	*4.1 Indenture dated as of September 15, 1997 among the Company, the Subsidiary Guarantors from Marine Midland Bank as Trustee, Donaldson Lufkin & Jenrette Securities Corporation and Credit Suisse First Boston (incorporated by reference to Exhibit 4.1 to Form S-4 [No. 333-38957] of Jitney-Jungle Stores of America, Inc. filed with the Commission on October 29, 1997).

	*4.2 Registration Rights Agreement dated as of September 15, 1997 among the Company, the Subsidiary Grantors, Donaldson, Lufkin &
		Jenrette Securities Corporation and Credit Suisse First Boston (incorporated by reference to Exhibit
		4.2 to Form S-4 [No. 333-38957] of Jitney-Jungle Stores of America, Inc. filed with the Commission on October 29, 1997).

	*4.3    Form of the Company's 10 3/8% Senior
		Subordinated Notes due 2007 (included in Exhibit 4.1) (incorporated by reference to Exhibit 4.3 to Form S-4 [No. 333-38957] of Jitney-Jungle Stores of America, Inc. filed with the Commission on October 29, 1997).

	*4.4 Revolving Credit Agreement dated September 15, 1997 by and among Fleet Capital Corporation and the Company (incorporated by reference to Exhibit 4.4 to Form S-4 [No. 333-38957] of Jitney-Jungle Stores of America, Inc. filed with the Commission on October 29, 1997).

	*4.5    Indenture dated March 5, 1996 between the
		Company and Marine Midland Bank, as Trustee, relating to the issuance and sale of $200,000,000 aggregate principal amount of 12% Senior Notes due 2006 (incorporated by reference to Exhibit No. 4.2 Amendment No. 2 to Form S-1 [No. 33-80833] of JJ Acquisition Corp. filed with the Commission on February 27, 1996).

	*4.6    Warrant dated March 4, 1996 to purchase
		75,000 shares of Common Stock of the
		Company by DLJ Merchant Banking Partners,
		L.P. and related investors (incorporated by reference to Exhibit No.4.3 to Amendment No.
		2 to Amendment No. 2 to Form S-1 [No. 33-
		80833] of JJ Acquisitions Corp. filed with the Commission on February 27, 1996).

	*4.7    Memorandum of Agreement dated October 15,
		1985 by and among the City of Jackson,
		Mississippi and McCarty-Holman Co., Inc.
		($3,650,000) (incorporated by reference to
		Exhibit No.4.8 to Amendment No. 2 to Form
		S-1 [No. 33-80833] of JJ Acquisitions Corp.
		filed with the Commission on February 27,
		1996).

	*5.1 Opinion of Dechert Price & Rhoads (incorporated by reference to Exhibit 5.1 to Amendment No. 1 to Form S-4 [No. 333-38957] of Jitney-Jungle Stores of America, Inc. filed with the Commission on November 7, 1997).

	*9.1    Voting Trust Agreement dated November 1,
		1990 by and among Carolyn Holman Kroeze, as Executrix and the parties named therein
		(incorporated by reference to Exhibit No. 9.1 to Amendment No. 2 to Form S-1 [No. 33-
		80833] of JJ Acquisitions Corp. filed with the Commission on February 27, 1996).

       *10.1 Purchase Agreement dated September 10, 1997 among the Company, Donaldson, Lufkin &
		Jenrette Securities Corporation and Credit Suisse First Boston with respect to the 10 3/8% Senior Subordinated Notes due 2007 (incorporated by reference to Exhibit 10.1 to Form S-4 [No. 333-38957] of Jitney-Jungle Stores of America, Inc. filed with the Commission on October 29, 1997).

       *10.2 Supply Agreement dated March 19, 1989 as amended, by and among Fleming Companies
		Inc. (successor in interest to Malone & Hyde, Inc.), the Company and Interstate Jitney-Jungle Stores, Inc. (incorporated by reference to Exhibit No. 10.2 to Amendment No. 2 to Form
		S-1 [No. 33-80833] of JJ Acquisitions Corp.
		filed with the Commission on February 27,
		1996).

	*10.3   Membership in Topco Associates, Inc.
		(Cooperative) by ownership of six hundred
		(600) shares of Common Stock, such stock certificate being dated July 1, 1991 (incorporated by reference to Exhibit No. 10.3 to Amendment No. 2 to Form S-1 [No. 33-
		80833] of JJ Acquisitions Corp. filed with the Commission on February 27, 1996).

	*10.4 Flour Sale Confirmation and Contract dated July 19, 1995 by and among Cargill, Incorporated and Jitney-Jungle Bakery, Inc. (incorporated by reference to Exhibit No.
		10.4 to Amendment No. 2 to Form S-1 [No.
		33-80833] of JJ Acquisitions Corp. filed with the Commission on February 27, 1996).

	*10.5   Employment Agreement dated as of February
		15, 1995 by and among the Company Roger
		P. Friou (incorporated by reference to Exhibit
		10.6 to Amendment No. 2 to Form S-1 [No.
		33-80833] of JJ Acquisitions Corp. filed with the Commission on February 27, 1996).

	*10.6   Employment Agreement dated as of February
		24, 1995 by and among the Company and
		David K. Essary (incorporated by reference to Exhibit 10.7 to Amendment No. 2 to Form
		S-1 [No. 33-80833] of JJ Acquisitions Corp.
		filed with the Commission on February 27,
		1996).

	*10.7   Employment Agreement dated as of March 5,
		1996 by and among the Company and W. H.
		Holman, Jr. (incorporated by reference to Exhibit 10.6 to the Company's Annual
		Report on Form 10-K, dated July 24, 1996).

	*10.8   Employment Agreement dated as of March 5,
		1996 by and among the Company and W. H.
		Holman, III. (incorporated by reference to Exhibit 10.7 to the Company's Annual
		Report on Form 10-K, dated July 24, 1996).

	*10.9 Restatement and Amendment by the Entirety of the Jitney-Jungle Stores of America, Inc. and Affiliates Profit Sharing Plan and Trust (incorporated by reference to Exhibit No.
		10.8 to Amendment No. 2 to Form S-1 [No.
		33-80833] of JJ Acquisitions Corp. filed with the Commission on February 27, 1996).

       *10.10   Deferred Compensation Plan for the
		Company dated as of November 16, 1995 by and among Jitney-Jungle Stores of America, Inc., Southern Jitney Jungle Company,
		Jitney-Jungle Bakery, Inc., McCarty-Holman
		Co., Inc. and W. H. Holman, Jr., Roger P.
		Friou and David K. Essary (incorporated by reference to Exhibit No. 10.9 to Amendment
		No. 2 to Form S-1  [No. 33-80833] of JJ
		Acquisitions Corp. filed with the
		Commission on February 27, 1996).

	*10.11  Shareholders Agreement dated as of March
		5, 1996 by and among DLJ Merchant
		Banking Partners, L.P. JJ Acquisitions Corp., and certain other signatories party thereto (incorporated by reference to Exhibit No.
		10.10 to Amendment No. 2 to Form S-1
		[No. 33-80833] of JJ Acquisitions Corp. filed with the Commission on February 27, 1996).

	*10.12 Securities Purchase and Holders Agreement dated as of March 5, 1996 by and among JJ Acquisitions Corp., Bruckmann, Rosser, Sherrill & Co., L.P. and other parties thereto (incorporated by reference to Exhibit No.
		10.12 to Amendment No. 2 to Form S-1
		[No. 33-80833] of JJ Acquisitions Corp. filed with the Commission on February 27, 1996).

	*10.13  Registration Rights Agreement dated as of
		March 5, 1996 by and among the Company
		and other parties named therein (incorporated by reference to Exhibit No. 10.13 to Amendment No. 2 to Form S-1 [No. 33-
		80833] of JJ Acquisitions Corp. filed with the Commission on February 27, 1996).


	*10.14 Membership and Licensing Agreement dated August 1, 1973 between Topco Associates,
		Inc. and Delchamps, Inc. and attached copy of Articles of Incorporation and By-Laws of Topco Associates, Inc. (incorporated by reference to Exhibit 10(a) to the Registration Statement on Form S-1 [No. 2-86926] of Delchamps, Inc.)

	*10.15  Agreement for Termination of Employment
		dated as of September 19, 1997 between
		Delchamps, Inc. and David W. Morrow
		(incorporated by reference to Exhibit 10(j) to Form 10-K of Delchamps, Inc. for fiscal year ended June 28, 1997).

	*10.16  Form of Director Indemnity Agreement of
		Delchamps, Inc. (incorporated by reference to Exhibit 10 to Form 10-Q of Delchamps, Inc. for the quarter ended September 28, 1996).

	 *12.1  Statement of Ratio of Earnings to Fixed Charges
		(incorporated by reference to Exhibit 12.1 to Form S-4 [No. 333-38957] of Jitney-Jungle
		Stores of America, Inc. filed with the
		Commission on October 29, 1997).

	  21.1  Subsidiaries of the Company.

	  23.1  Consent of Dechert Price & Rhoads (included in
		Exhibit 5.1) (incorporated by reference to Exhibit
		23.1 to Form S-4 [No. 333-38957] of Jitney-
		Jungle Stores of America, Inc. filed with the Commission on October 29, 1997).

	 *23.2 Consent of Deloitte & Touche LLP (incorporated by reference to Exhibit 23.2 to Amendment No. 1 to Form S-4 [No. 333-38957] of Jitney-Jungle
		Stores of America, Inc. filed with the
		Commission on November 7, 1997).

	 *23.3 Consent of KPMG Peat Marwick (incorporated by reference to Exhibit 23.3 to Form S-4 [No. 333-38957] of Jitney-Jungle Stores of America, Inc. filed with the Commission on October 29,
		1997).


	   *24  Power of Attorney (incorporated by
		reference to Exhibit 24 to Form S-4 [No. 333-
		38957] of Jitney-Jungle Stores of America, Inc.
		filed with the Commission on October 29, 1997).

	   *25 Statement of Eligibility and Qualifications, Form T-1, of Marine Midland Bank (incorporated by reference to Exhibit 25 to Form S-4 [No. 333-38957] of Jitney-Jungle Stores of America, Inc. filed with the Commission on October 29, 1997).

	  27.1  Financial Data Schedule.

	 *99.1 Form of Letter of Transmittal (incorporated by reference to Exhibit 23.2 to Amendment No. 1 to
		Form S-4 [No. 333-38957] of Jitney-Jungle
		Stores of America, Inc. filed with the
		Commission on November 7, 1997).

	 *99.2  Form of Notice of Guaranteed Delivery
		(incorporated by reference to Exhibit 23.2 to Amendment No. 1 to Form S-4 [No. 333-38957] of Jitney-Jungle Stores of America, Inc. filed with the Commission on November 7, 1997).

	*Previously filed as indicated.

(b)     Reports on Form 8-K.

On November 19, 1997, the Company filed a Current Report on Form 8-K stating under "Item 5. Other Items" that on
November 4, 1997 Delta Acquisition Corporation ("Delta"), an Alabama corporation and wholly owned subsidiary of Jitney-
Jungle Stores of America, Inc. (Jitney-Jungle) merged with and into Delchamps, Inc., an Alabama corporation ("Delchamps"). Delchamps is now a wholly owned subsidiary of Jitney-Jungle. As of November 4, 1997, Delchamps' shareholders representing approximately 620,749 shares, or 8.8% of the outstanding shares of Delchamps, purportedly indicated their intention to exercise dissenters' rights with respect to the merger.

				 SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

		      Jitney-Jungle Stores of America, Inc.
		      (Registrant)


		      By      /s/ Michael E. Julian
			      _____________________
			      (Michael E. Julian
			      President and
			      Chief Executive Officer)
			      (Principal Executive Officer)

		      Date     April 2, 1998
			       ____________________



		      By      /s/ David R. Black
			      _____________________
			      (David R. Black
			      Senior Vice President -
			      Finance,
			      Chief Financial Officer)
			      (Principal Financial and
			      Accounting Officer)

		      Date     April 2, 1998
			       _____________________

     Pursuant to the requirements of the Securities Exchange
Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.



Signatures                      Position                           Date
______________________          __________________________         _____________

/s/ W. H. Holman, Jr.           Chairman of the  Board             April 2, 1998
(W. H. Holman, Jr.)


/s/ Michael E. Julian           Director, President and Chief      April 2, 1998
(Michael E. Julian)             Executive Officer


/s/ Roger P. Friou              Director                           April 2, 1998
(Roger P. Friou)


/s/ Bruce C. Bruckmann          Director                           April 2, 1998
(Bruce C. Bruckmann)


/s/ Harold O. Rosser, II        Director                           April 2, 1998
(Harold O. Rosser, II)


/s/ Stephen C. Sherrill         Director                           April 2, 1998
(Stephen C. Sherrill)


/s/ John M. Moriarty, Jr.       Director                           April 2, 1998
(John M. Moriarty, Jr.)


/s/ Bernard J. Ebbers           Director                           April 2, 1998
(Bernard J. Ebbers)


/s/ Ronald E. Johnson           Director                           April 2, 1998
(Ronald E. Johnson)


/s/ Donald  D. Bennett          Director                           April 2, 1998
(Donald D. Bennett)

