Form 10-Q
period 1998-03-28
JITNEY JUNGLE STORES OF AMERICA INC /MI/
filed 1998-05-12
CIK 1005408

FORM 10-Q

				UNITED STATES
		      SECURITIES AND EXCHANGE COMMISSION
			    WASHINGTON, D.C. 20549

	     Quarterly Report Pursuant To Section 13 or 15 (d) of
		    The Securities and Exchange Act of 1934


QUARTER ENDED  March 28, 1998                    COMMISSION FILE NO. 33-80833

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

The number of shares of Registrant's Common Stock, par value one cent ($.01) per share, outstanding at May 1, 1998, was 424,150 shares.

		       JITNEY-JUNGLE STORES OF AMERICA, INC.

			      TABLE OF CONTENTS


PART I. FINANCIAL INFORMATION                                          Page

	Item 1. Financial Statements:

		Condensed Consolidated Balance Sheets
		 March 28, 1998 (Unaudited) and January 3, 1998          2

		Condensed Consolidated Statements of Operations
		 Twelve (12) Week Period Ended
		 March 28, 1998 (Unaudited) and
		 Twelve (12) Week Period Ended
		 March 29, 1997 (Unaudited)                              3

		Condensed Consolidated Statements of Changes in
		 Stockholders' Deficit Twelve (12) Week Periods
		 Ended March 28, 1998 (Unauditited) and
		 March 29, 1997 (Unaudited)                              4

		Condensed Consolidated Statements of Cash Flows
		 Twelve (12) Week Periods Ended
		 March 28, 1998 (Unaudited) and
		 March 29, 1997 (Unaudited)                              5

		Notes to Condensed Consolidated Financial Statements
		 March 28, 1998 (Unaudited)
		 March 29, 1997 (Unaudited)                              6-8

	Item 2. Management's Discussion and Analysis of Financial
		 Condition and Results of Operations                     9-12

PART II.OTHER INFORMATION

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

<CAPTION)

PART I.   ITEM 1.  FINANCIAL STATEMENTS
JITNEY-JUNGLE STORES OF AMERICA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

						       March 28,     January 3,
							 1998           1998
						     (Unaudited)
ASSETS                                                -----------   -----------
Current assets:
  Cash and cash equivalents                           $   10,203    $   11,984
  Receivables                                             14,017        13,833
  Merchandise inventories                                154,005       162,786
  Prepaid expenses and other                              12,909        11,570
  Deferred income taxes                                   10,377        15,681
						       ----------    ----------
    Total current assets                                 201,511       215,854
						       ----------    ----------
PROPERTY AND EQUIPMENT - net                             294,974       303,774
						       ----------    ----------
Other assets
  Goodwill, net of amortization of $2,097
    at March 28, 1998 and $1,105 at
    January 3, 1998                                      150,982       142,415
  Other assets - net                                      34,655        32,237
						       ----------    ----------
    Total other assets                                   185,637       174,652
						       ----------    ----------
  TOTAL ASSETS                                        $  682,122    $  694,280
							=========     =========
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
  Accounts payable                                    $  106,419    $  112,641
  Accrued expenses                                        71,874       102,195
  Current portion of capitalized leases                    6,772         6,760
  Restructuring obligations                               12,780        14,927
						       ----------    ----------
    Total current liabilities                            197,845       236,523
Noncurrent liabilities:
  Long-term debt                                         490,114       449,831
  Obligations under capitalized leases,
    excluding current installments                        66,997        68,321
  Restructuring obligations, excluding
    current installments                                  37,275        40,588
  Other liabilities                                          181
  Deferred income taxes                                                  3,875
						       ----------    ----------
    Total liabilities                                    792,412       799,138
Commitments and contingencies
Redeemable Preferred stock (aggregate liquidation
  preference value of $66,970 at March 28, 1998 and
  $65,077 at January 3, 1998)                             64,983        63,042
Stockholders' deficit:
  Class C Preferred stock - Series 1(at liquidation
  value)                                                   9,279         9,071
  Common stock ($.01 par value, authorized 5,000,000
    shares, issued 425,000 shares)                             4             4
  Additional paid-in capital                            (302,326)     (302,326)
  Retained earnings                                      117,780       125,351
						       ----------    ----------
    Total                                               (175,263)     (167,900)
  Less - 850 shares in 1998 held in treasury at cost         (10)
						       ----------    ----------
    Total stockholder's deficit                         (175,273)     (167,900)

  TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT         $  682,122     $ 694,280
							=========     =========

See notes to condensed consolidated financial statements.




JITNEY-JUNGLE STORES OF AMERICA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in Thousands Except Per Share Amounts)

				   Twelve Weeks Ended
				  March 28,     March 29,
				    1998          1997
				 (Unaudited)   (Unaudited)
				 ----------     ----------
NET SALES                        $  474,209     $  281,623
				 ----------     ----------
COSTS AND EXPENSES:
 Cost of goods sold                 356,052        210,937
 Direct store expenses               94,223         44,803
 Warehouse, administrative
   and general expenses              17,382         16,246
 Interest expense - net              14,690          8,355
 Special Charges                        544
				 ----------     ---------
  Total costs and expenses          482,891        280,341
				 ----------     ----------
 Earnings (loss) before taxes
   on income                         (8,682)         1,282

Income tax expense (benefit)         (3,260)           477
				 ----------     ----------
NET EARNINGS (LOSS)               $  (5,422)    $      805
				 ==========     ==========


EARNINGS (LOSS) PER COMMON AND
 COMMON EQUIVALENT SHARE          $  (17.73)    $    (2.62)
				 ==========     ==========

EARNINGS (LOSS) PER COMMON AND
 COMMON EQUIVALENT SHARE
 ASSUMING DILUTION                $  (17.73)    $    (2.62)
				 ==========     ==========

See notes to condensed consolidated financial statements.



JITNEY-JUNGLE STORES OF AMERICA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
FOR THE TWELVE (12) WEEK PERIODS ENDED MARCH 28, 1998 (Unaudited)
AND MARCH 29, 1997 (Unaudited)
(Dollars in thousands)


		     Class C
		   Preferred Stock
		       Series I                  Common Stock          Additional  Treasury
		   No. of                     No. of      Paid-In       Retained   Stock at
		   Shares   Amount  Shares    Amount      Capital       Earnings     Cost

		   -------  ------  -------  ---------  ------------    --------    -------
Balance
  Jan 4, 1997       76,042  $7,604  425,000  $       4  $   (302,312)   $147,513
Net earnings                                                                 805
Accretion of
  discount on
  Class A
  Preferred stock                                                            (48)
Cumulation of
  dividends on
  Class A
  Preferred stock                                                           (928)
Merger costs                                                     (10)
		   -------  ------  -------  ---------  ------------    --------    -------
Balance
  March 29, 1997    76,042  $7,604  425,000  $       4  $   (302,322)   $147,342    $     -
		   =======  ======= =======  =========  ============    ========    =======

Balance
  Jan 3, 1998       76,042  $9,071  425,000  $       4  $   (302,326)   $125,351    $     -
Net loss                                                                  (5,422)
Purchase of
  850 shares of
  treasury stock                                                                        (10)
Accretion of
  discount on
  Class A
  Preferred stock                                                            (48)
Cumulation of
  dividends on
  Preferred stock              208                                        (2,101)
		   -------  ------  -------  ---------  ------------    --------    -------
Balance
  March 28, 1998    76,042  $9,279  425,000  $       4  $   (302,326)   $117,780    $   (10)
		   =======  ======= =======  =========  ============    ========    =======


See notes to condensed consolidated financial statements.




JITNEY-JUNGLE STORES OF AMERICA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

					  Twelve Weeks Ended
					 March 28,    March 29,
					   1998         1997
OPERATING ACTIVITIES:                   __________   __________
  Net earnings (loss)                   $   (5,422)  $      805
  Adjustment to reconcile net
    earnings (loss) to net
    cash provided by (used in)
    operating activities:
    Depreciation and amortization           14,179        7,533
    Gain on disposition of property
    and other assets                           (39)         (39)
    Deferred income tax expense              1,429           49
    Changes in assets and liabilities:
      Receivables                             (184)       1,869
      Store and warehouse inventories        9,561          180
      Prepaid expenses                      (1,339)       2,669
      Accounts payable                      (6,222)      11,834
      Accrued expenses                     (29,334)      (5,168)
      Restructuring obligations             (1,247)
					----------   ----------
	Net cash provided by
	 (used in) operating activities    (18,618)      19,732
					----------   ----------
INVESTING ACTIVITIES:
  Capital expenditures                      (6,064)      (3,093)
  Proceeds from sale of property and
    other assets                               920          345
  Purchase of Delchamps, Inc.               (9,559)
  Increase in other assets                  (3,302)
					----------    ---------
	Net cash used in investing
	  activities                       (18,005)      (2,748)
					----------    ---------
FINANCING ACTIVITIES:
  Proceeds (payments) on long-term
   debt - net                               40,283      (15,824)
  Payments on capitalized lease
   obligations                              (1,312)        (991)
  Other                                       (806)
  Merger cost                                               (10)
  Purchase of treasury stock                   (10)
  Restructuring obligations                 (3,313)
					----------    ---------
	Net cash provided by
	  (used in) financing activities    34,842      (16,825)
					----------    ---------
(INCREASE) DECREASE IN CASH AND CASH
  EQUIVALENTS                               (1,781)         159

CASH AND CASH EQUIVALENTS - BEGINNING
  OF PERIOD                                 11,984        7,642
					----------    ---------
CASH AND CASH EQUIVALENTS - END OF
  PERIOD                                 $  10,203   $    7,801
					==========    =========
SUPPLEMENTAL DISCLOSURES:

  Cash paid for interest                 $  25,534    $  14,555
					==========    =========

  Cash paid for income taxes, net
    of refunds                           $      11    $       5
					==========    =========


See notes to condensed consolidated financial statements.


JITNEY-JUNGLE STORES OF AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 28, 1998 (Unaudited) AND MARCH 29, 1997 (Unaudited)
(Dollars in thousands)

1.  BASIS OF PRESENTATION

The unaudited condensed consolidated financial statements include those of Jitney-Jungle Stores of America, Inc. and its wholly-owned subsidiaries, Southern Jitney Jungle Company, Interstate Jitney-Jungle Stores, Inc., McCarty-Holman Co., Inc. and subsidiary, Jitney-Jungle Bakery, Inc., Delchamps Inc. and subsidiary and JJ Construction Corp.
All material intercompany profits, transactions and balances have been eliminated.

These interim financial statements have been prepared on the basis of accounting principles used in the annual financial statements for the 35 weeks ended January 3, 1998. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (all of which were of a normal recurring nature) necessary for a fair statement of consolidated financial position and results of operations of the Company for the interim periods. The results of operations of the Company for the twelve weeks ended
March 28, 1998, are not necessarily indicative of the results which may be expected for the entire year.

The Company changed its fiscal year end on January 3, 1998 to the closest Saturday to December 31. Previously, the Company reported its fiscal year end results as of the Saturday nearest to April 30. Data included herein for the first quarter of fiscal 1997 reflect the unaudited results of operations for the twelve weeks ended March 29, 1997.

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

The purchase price, net of cash acquired of $84, has been allocated to the assets acquired and liabilities assumed based upon the estimated fair values at the date of acquisition, as set forth below. Any variation between such amounts and the final allocation will change the amount of goodwill recognized in connection with the Delchamps acquisition and the related amortization expense. The allocation could be affected by, among other things, a final determination of amounts to be paid to former shareholders of Delchamps who dissented from the merger (and related professional fees) and of costs to be incurred related to Delchamps facilities identified by management for closure. Management believes, however that when the final valuation of the net assets acquired is complete, the allocation of the purchase price will not differ materially from the amounts shown herein.


	Receivables and other current assets                  $     12,597
	Inventory                                                   94,612
	Property, equipment and leasehold improvements             123,079
	Deferred income tax asset                                   17,587
	Other assets                                                 2,106
	Goodwill                                                   153,079
	Accounts payable and accrued expenses                      (80,543)
	Notes payable and long-term debt , immediately repaid      (14,463)
	Capital lease obligations                                  (15,760)
	Restructuring obligation                                   (56,281)
							      ____________
	   Net purchase price                                 $    236,013
							      ============



3.  RESTRUCTURING OBLIGATIONS

       In connection with the Delchamps acquisition, the Company recorded a restructuring obligation of $57,174 relating to (i) stores closed by Delchamps prior to the acquisition; (ii) Delchamps stores to be closed after the acquisition because of unprofitability; (iii) Company and Delchamps stores required to be divested under a consent decree with the Federal Trade Commission; (iv) closure of the Delchamps headquarters in Mobile, Alabama; and (v) closure of the Delchamps warehouse facility in Hammond, Louisiana. The $57,174 consists of $47,127 of future rental payments, $1,236 severance costs, $362 of loss on divestiture of fixed assets, and $8,449 of miscellaneous expenses related mainly to the shutdown of the Mobile and Hammond facilities.

Of the total restructuring costs, $56,281 was recorded as goodwill as part of the purchase price allocation in the Delchamps acquisition and $893 was included as a special charge in the statement of operations, $599 in the 35 weeks ended 1-3-98 and $294 in the first quarter of fiscal 1998.

4.  SPECIAL CHARGES

  Special charges consisted of severance benefits of $250 and loss on stores sold under the consent decree with the Federal Trade Commission in the Delchamps acquisition of $294.

5.      LONG-TERM DEBT

	Long-term debt consisted of the following:


				       March 28,    March 29,
					 1998         1997

				       ---------    ---------
  Senior notes at 12%, maturing
    in 2006                          $    200,000 $    200,00
  Senior subordinated notes
    at 10.38% maturing in
    2007                                  200,000
  Senior Credit Facility                   90,114      17,766
					---------    --------
  Long-term debt                     $    490,114 $   217,766
					=========    ========



The Company has available a Senior Credit Facility of $150
million under which letters of credit aggregating $12,152 were outstanding at March 28, 1998.

6.  EARNINGS (LOSS) PER COMMON AND COMMON
EQUIVALENT SHARE

Earnings (loss) per common and common equivalent share is based on net income (loss) after preferred stock dividend requirements and the weighted average number of shares outstanding during each interim period. Cumulative dividends not declared or paid on preferred shares amounted to $2,101 for the twelve weeks ended March 28, 1998. The number of shares used in computing the earnings (loss) per share was 424,150 for the twelve weeks ended March 28, 1998 and 425,000 for the twelve weeks ended March 29, 1997. Incremental shares attributed to outstanding warrants were not included in the computation as their effect on earnings (loss) per share would be antidilutive.



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

A table showing the percentage of net sales represented by certain items in the Company's condensed consolidated statements of operations is as follows:



					     Twelve Weeks Ended
					    March 28,   March 29,
					     1998        1997
					   ---------   ---------
Net sales                                     100.0 %     100.0 %
Gross profit                                   24.9        25.1
Direct store expenses                          19.9        15.9
Warehouse, administrative
  and general expenses                          3.7         5.8
Operating income                                1.3         3.4
Interest expense, net                           3.1         3.0
Special Charges                                 0.1
Earnings (loss)  before income taxes           (1.8)        0.5
Provisions for income taxes                    (0.7)        0.2
Net earnings (loss)                            (1.1)        0.3
EBITDA                                          4.3         6.1




A summary of the period to period changes in certain items included in the condensed consolidated statements of operations for the twelve week periods ended March 28, 1998 and March 29, 1997 is as follows:



				       Period-to-Period Changes
					 Twelve Weeks Ended
					   March 28, 1998
					      $          %
					--------   --------
Net sales                              $192,586       68.4 %
Gross profit                             47,471        n/m
Direct store expenses                    49,420        n/m
Warehouse, administrative
  and general expenses                    1,136        7.0
Operating income                         (3,085)     (32.0)
Interest expense, net                     6,335       75.8
Special charges                             544        n/m
Earnings (loss) before income taxes      (9,964)       n/m
Provision for income taxes               (3,737)       n/m
Net earnings (loss)                      (6,227)       n/m
EBITDA                                    2,997       17.4
(n/m - not meaningful comparison)



RESULTS OF OPERATIONS

NET SALES

Net sales increased $192,586 or 68.4% in the twelve week
period ended March 28, 1998 as compared to the corresponding period ended March 29, 1997. The net sales increase was primarily attributable to the acquisition of Delchamps, Inc.
Same store sales decreased approximately 6.3% for the twelve
week period ended March 28, 1998.    Same store sales were
impacted by Easter being in March last year and April this year. In addition, sales for this quarter are matching up against strong sales for the same period last year due to the launching of a frequent shopper card in approximately 79 supermarkets in January 1997. Additionally, toward the end of the first quarter of fiscal 1998, the Company launched the frequent shopper card in 52 Delchamps supermarkets and has launched the frequent shopper card in the remaining Delchamps stores subsequent to the end of the quarter. Another factor which affected sales included 17 stores which were sold or closed during the first quarter ended March 28, 1998 including 10 stores which were required to be sold by the Federal Trade Commission due to the Delchamps acquisition. The
Company's store count at the end of the quarter was 200 supermarkets (20 discount stores, 169 conventional stores and 11 combination stores) and 53 gasoline stations as compared to 105 supermarkets (27 discount stores, 76 conventional stores and 2 combination stores) and 52 gasoline stations at March 29, 1997.


GROSS PROFIT

Gross profit for the first quarter of fiscal 1998 increased $47,471 to $118,157, or 24.9% of net sales, compared to $70,686, or 25.1% of net sales, for the first quarter of fiscal 1997. Gross profit increased primarily due to the increase in net sales (due to the Delchamps acquisition). The decrease in gross profit as a percentage of net sales is principally due to having a different product mix this year compared to last year.

DIRECT STORE EXPENSES

Direct store expenses were $94,223 or 19.9% of net sales and $44,803 or 15.9% of net sales for the twelve week period ended
March 28, 1998 and March 29, 1997, respectively. Direct store expenses increased primarily due to an increase in net sales
(due to the Delchamps acquisition). The increase in direct store expenses as a percentage of net sales in the first quarter of fiscal 1998 was primarily in the areas of rent, labor and advertising expense. Rent expense in the Delchamps stores is more than twice that of the other Company stores. The store labor increase as a percentage of sales was principally due to the Delchamps transition. The increase in advertising as a percentage of sales was primarily due to the launching of the frequent shopper card in the Delchamps stores and also attributable to running two advertising departments (one in Mobile, AL and the other in Jackson, MS) for part of the quarter. The advertising department in Mobile was closed in the first quarter of fiscal 1998.

WAREHOUSE, ADMINISTRATIVE AND GENERAL EXPENSES

Warehouse, administrative and general expenses were $17,382 or 3.7% of net sales and $16,246 or 5.8% of net sales for the twelve week period ended March 28, 1998 and March 29, 1997 respectively. The decrease in warehouse, administrative and general expenses as a percent of sales was primarily due to (i) additional sales, (ii) a decrease in warehouse costs as a result of the closing of the Hammond, LA distribution center during the quarter and (iii) a decrease in administrative expenses as a result of the closing of the Mobile headquarters (which was approximately 80% complete at the end of the first quarter of fiscal 1998).


SPECIAL CHARGES

Special charges were $544 for the twelve week period ended
March 28, 1998 consisting of severance benefits of $250 and loss on stores sold under the consent decree with the Federal
Trade Commission in the Delchamps acquisition of $294.


OPERATING INCOME

Operating income was $6,552 or 1.4% of net sales for the twelve week period ended March 28, 1998 as compared to $9,637 or 3.4% of net sales for the twelve week period ended March 29, 1997. The decrease in operating income was due to the factors discussed above.

EBITDA

EBITDA (net income before interest income, special charges, interest expense, income taxes, depreciation and amortization and LIFO charges/credits) was $20,167 or 4.3% of net sales in the first quarter of fiscal 1998 as compared to $17,170 or 6.1% of net sales in the first quarter of fiscal 1997. EBITDA increased primarily due to an increase in sales. EBITDA as presented is consistent with the definition used for covenant purposes contained in the Indenture. EBITDA is a widely accepted financial indicator of a company's ability to service debt. However, EBITDA should not be construed as an alternative to operating income, net income or cash flows from operating activities (as determined in accordance with generally accepted accounting principles) and should not be construed as an indication of the Company's operating performance or as a measure of liquidity.

NET INTEREST EXPENSE

Interest expense was $14,690 in the first quarter of fiscal 1998
as compared to $8,355 in the first quarter of fiscal 1997.   The
increase in interest expense was primarily due to interest expense on the $200 million Senior subordinated notes issued in September 1997.

INCOME TAX EXPENSE (BENEFIT)

Income taxes were ($3,260) with an effective tax rate of 37.5% for the first quarter of fiscal 1998 and $477 with an effective tax rate of 37.2% for the first quarter of fiscal 1997. The decrease in income taxes was principally due to lower pretax earnings.

LIQUIDITY AND CAPITAL RESOURCES

Historically, the Company has funded its working capital requirements, capital expenditures and other needs principally from operating cash flows. Due to the merger and acquisition of Delchamps, however, the Company has become highly leveraged and has certain restrictions on its operations. At March 28, 1998, Jitney-Jungle had $563,883 of total long-term debt (including capitalized leases and current installments) and a shareholders deficit of $175,273.

The Company's principal uses of liquidity have been to fund working capital, meet debt service requirements and finance Jitney-Jungle's strategic plans. The Company's principal sources of liquidity have been cash flow from operations and borrowings under the Senior Credit Facility. Outstanding borrowings at March 28, 1998 were $90,114 under the Senior Credit Facility.

Cash used in operating activities during the twelve week period ended March 28, 1998 was $18,618. Cash provided by operating activities during the twelve week period ended March 29, 1997 was $19,732. Accrued expenses decreased during the first quarter primarily due to the payment of interest on Senior Notes, Senior Subordinated Notes and the Senior Credit
Facility. Inventories decreased due to the consolidation of the warehouses and the closure or sale of certain stores during the first quarter.

Net cash used in investing activities was $18,005 and $2,748 for the twelve week period ended March 28, 1998 and March
29, 1997, respectively. Cash was primarily used for the purchase of Delchamps, Inc. and capital expenditures.

Net cash provided by financing activities was $34,842 for the twelve week period ended March 28, 1998 and net cash used was $16,825 for the twelve week period ended March 29, 1997.
The principal sources of funds in financing activities for the first quarter of fiscal 1998 were the proceeds of principal on long-term debt. The principal uses of funds in financing activities for the first quarter of fiscal 1998 were the payment of capital lease obligations and restructuring obligations.

The Company believes that capital expenditures for the remainder of fiscal 1998 will be financed through cash flows from operations and borrowings under its Senior Credit
Facility. Capital expenditure plans are continuously evaluated and modified from time to time depending on cash availability and other economic factors.

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

None.

ITEM 5.  OTHER INFORMATION

None.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

       Exhibit No.
       --------------

       * 27.1  Financial Data Schedule

	      * Filed herewith.

(b)  Reports on Form 8-K

	On February 25, 1998, the Company filed a Current
Report on Form  8-K stating under "Item 2. Acquisition or
Disposition of Assets" that Jitney-Jungle sold ten grocery stores to Supervalu Holdings, Inc. and affiliated companies
(Supervalu") and four grocery stores to Bruno's, Inc. (Bruno's).
The sale to Supervalu was finalized as of February 12, 1998.
The sale to Bruno's was finalized as of February 18, 1998.

SUPERVALU paid approximately $7.4 million in cash for the equipment and inventory of ten stores located in Gulfport (three stores), Hattiesburg (two stores), Biloxi,
Vicksburg and Waveland, Mississippi, and Pensacola, FL
(two stores). Bruno's paid approximately $2.3 million in cash for the equipment and inventory of four stores located in Montgomery
(two stores), Prattville and Tuscaloosa, Alabama.

	The sale to SUPERVALU was made pursuant to a Federal Trade Commission ("FTC") Consent Order dated
January 29, 1998, approving the Agreement containing Consent Order entered into on September 11, 1997, by and among Jitney-Jungle, Delchamps, Inc., Bruckmann, Rosser Sherrill & Co., L.P., Delta Acquisition Corporation and the FTC in connection with the merger of Jitney-Jungle and Delchamps, Inc.

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



Dated: May 12, 1998