Form 10-Q
period 1998-06-20
JITNEY JUNGLE STORES OF AMERICA INC /MI/
filed 1998-08-04
CIK 1005408

FORM 10-Q


				   UNITED STATES
			 SECURITIES AND EXCHANGE COMMISSION
			      WASHINGTON, D.C. 20549

		Quarterly Report Pursuant To Section 13 or 15 (d) of
		      The Securities and Exchange Act of 1934


  QUARTER ENDED  June 20, 1998                    COMMISSION FILE NO. 33-80833

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


The number of shares of Registrant's Common Stock, par value one cent ($.01) per share, outstanding at July 31, 1998, was 423,300 shares.


		       JITNEY-JUNGLE STORES OF AMERICA, INC.

			      TABLE OF CONTENTS


PART I. FINANCIAL INFORMATION                                            Page
	Item 1. Financial Statements:

		Condensed Consolidated Balance Sheets
			     June 20, 1998 (Unaudited)
			     and January 3, 1998                         2

		Condensed Consolidated Statements of Operations
			     Twenty-four (24) and Twelve (12)
			     Week Periods Ended
			     June 20, 1998 (Unaudited) and
			     Twenty-five (25) and Thirteen (13)
			     Week Periods Ended
			     June 28, 1997 (Unaudited)                   3

		Condensed Consolidated Statements of Changes in
			     Stockholders' Deficit for the
			     Twenty-four (24) Week Period
			     Ended June 20, 1998 (Unaudited) and
			     Twenty-five (25) Week Period Ended
			     June 28, 1997 (Unaudited)                   4

		Condensed Consolidated Statements of Cash Flows
			     Twenty-four (24) Week Period Ended
			     June 20, 1998 (Unaudited) and
			     Twenty-five (25) Week Period Ended
			     June 28, 1997 (Unaudited)                   5

		Notes to Condensed Consolidated Financial Statements
			     June 20, 1998 (Unaudited) and
			     June 28, 1997 (Unaudited)                   6-8

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




PART I.   ITEM 1.  FINANCIAL STATEMENTS
JITNEY-JUNGLE STORES OF AMERICA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)                                   June 20,        January 3,
							    1998            1998
							(Unaudited)
ASSETS                                                  -----------     --------
Current assets:
	Cash and cash equivalents                      $  9,999        $ 11,984
	Receivables                                      10,913          13,833
	Merchandise inventories                         149,974         162,786
	Prepaid expenses and other                       17,739          11,570
	Deferred income taxes                            13,725          15,681
							--------        --------
		Total current assets                    202,350         215,854
							--------        --------
PROPERTY AND EQUIPMENT - net                            288,171         303,774
							--------        --------
Other assets
	Goodwill, net of amortization of
	  $2,962 at June 20, 1998 and
	  $1,105 at January 3, 1998                     151,019         142,415
	Other assets - net                               28,168          32,237
	Deferred income taxes                             4,999
							--------        --------
		Total other assets                      184,186         174,652
							--------        --------
	TOTAL ASSETS                                  $ 674,707        $694,280
							========        ========
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
	Accounts payable                              $ 110,786        $112,641
	Accrued expenses                                 56,718          75,558
	Current portion of capitalized leases             6,772           6,760
	Payable to former shareholders
	  of Delchamps, Inc.                              7,832          26,637
	Restructuring obligations                        14,222          14,927
							--------        --------
		Total current liabilities               196,330         236,523
Noncurrent liabilities:
	Long-term debt                                  488,517         449,831
	Obligations under capitalized leases,
	  excluding current installments                 65,860          68,321
	Restructuring obligations, excluding
	  current installments                           37,429          40,588
	Deferred income taxes                                             3,875
							--------        --------
		Total liabilities                       788,136         799,138
Commitments and contingencies
Redeemable Preferred stock (aggregate liquidation
	preference value of $68,863 at June 20,
	1998 and $65,077 at January 3, 1998)             66,924          63,042
Stockholders' deficit:
	Class C Preferred stock - Series 1(at
	liquidation value)                                9,487           9,071
	Common stock ($.01 par value, authorized              4               4
	  5,000,000 shares, issued 425,000 shares,
	  of which 1,700 shares are held as
	  treasury stock at June 20, 1998)
	Additional paid-in capital                     (302,326)       (302,326)
	Retained earnings                               112,502         125,351
							--------        --------
		Total                                  (180,333)       (167,900)
	Less - 1,700 shares at June 20, 1998 held
		in treasury at cost                         (20)
							--------        --------
		Total stockholder's deficit            (180,353)       (167,900)

	TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT   $ 674,707       $ 694,280
							========        ========


See notes to condensed consolidated financial statements.


JITNEY-JUNGLE STORES OF AMERICA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in Thousands Except Per Share Amounts)


				    24 Weeks        25 Weeks                12 Weeks        13 Weeks
				     Ended           Ended                   Ended           Ended
				    June 20,        June 28,                June 20,        June 28,
				      1998            1997                    1998            1997
				  (Unaudited)     (Unaudited)             (Unaudited)     (Unaudited)
				  -----------     -----------             -----------     -----------
NET SALES                         $  958,592      $  586,939              $  484,383      $  305,316
				  -----------     -----------             -----------     -----------
COSTS AND EXPENSES:
	Cost of goods sold           714,294         438,584                 358,242         227,647
	Direct store expenses        190,032          97,408                  95,809          52,605
	Warehouse, administrative
	  and general expenses        34,908          28,671                  17,526          12,425
	Nonrecurring charges             544           2,737                                   2,737
	Interest expense - net        31,648          16,652                  16,958           8,297

				  -----------     -----------             -----------     -----------
	  Total costs and expenses   971,426         584,052                 488,535         303,711
				  -----------     -----------             -----------     -----------
	Earnings (loss) before taxes
	  on income                  (12,834)          2,887                  (4,152)          1,605

Income tax expense (benefit)          (4,283)          1,049                  (1,023)            572
				  -----------     -----------             -----------     -----------
NET EARNINGS (LOSS)               $   (8,551)     $    1,838              $   (3,129)     $    1,033
				  ==========      ==========              ==========      ==========

EARNINGS (LOSS) PER COMMON AND
	COMMON EQUIVALENT SHARE   $   (30.13)     $    (4.29)             $   (12.36)     $    (1.66)
				  ==========      ==========              ==========      ==========

EARNINGS (LOSS) PER COMMON AND
	COMMON EQUIVALENT SHARE
	ASSUMING DILUTION         $   (30.13)     $    (4.29)             $   (12.36)     $    (1.66)
				  ==========      ==========              ==========      ==========



See notes to condensed consolidated financial statements.


JITNEY-JUNGLE STORES OF AMERICA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
FOR THE TWENTY-FOUR (24) WEEK PERIOD ENDED JUNE 20, 1998 (Unaudited)
AND THE TWENTY-FIVE  (25) WEEK PERIOD ENDED JUNE 28, 1997 (Unaudited)
(Dollars in thousands)


					Class C
				     Preferred Stock,
					Series 1                     Common Stock            Additional                  Treasury
				 No. of                          No. of                       Paid-In         Retained   Stock at
				 Shares          Amount          Shares          Amount       Capital         Earnings     Cost
				 ------          ------          ------          ------      ----------      ----------- --------
Balance
   January 4, 1997               76,042       $   8,240         425,000         $     4     $  (302,326)     $  144,027
Net earnings                                                                                                      1,838
Accretion of discount on Class A
  Preferred stock                                                                                                   (96)
Cumulation of dividends on
  Preferred stock                                   369                                                          (3,661)
Balance                         -------         -------         -------          ------      ----------      ----------- --------
   June 28, 1997                 76,042       $   8,609         425,000         $     4     $  (302,326)     $  142,108  $     -
				=======         =======         =======          ======      ==========      =========== ========

Balance
   January 3, 1998               76,042       $   9,071         425,000         $     4     $  (302,326)     $  125,351
Net loss                                                                                                         (8,551)
Purchase of 1700 shares of
  treasury stock                                                                                                         $   (20)
Accretion of discount on Class A
   Preferred stock                                                                                                  (96)
Cumulation of dividends on
   Preferred stock                                  416                                                          (4,202)
Balance                          ------          ------         -------          ------      ----------      ----------- --------
   June 20, 1998                 76,042       $   9,487         425,000         $     4     $  (302,326)     $  112,502  $   (20)
				 ======          ======         =======          ======      ==========      =========== ========


See notes to condensed consolidated financial statements.



JITNEY-JUNGLE STORES OF AMERICA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)                                          24 Weeks        25 Weeks
(Unaudited)                                                      Ended           Ended
								June 20,        June 28,
								 1998            1997
OPERATING ACTIVITIES:                                           -------         -------
	Net earnings (loss)                                    $ (8,551)       $  1,838
	Adjustment to reconcile net earnings (loss) to net
	  cash provided by (used in) operating activities:
		Depreciation                                     26,480          14,279
		Amortization of deferred loan costs               1,292             192
		Loss (gain) on disposition of property and
		  other assets                                      (39)          1,986
		Deferred income tax benefit                        (832)         (3,579)
		Decrease in restructuring obligation             (4,932)
		Changes in assets and liabilities:
			Notes and accounts receivable             3,258            (390)
			Store and warehouse inventories          11,856           4,036
			Prepaid expenses                         (8,356)         (3,817)
			Accounts payable                         (9,757)         18,137
			Accrued expenses                        (17,853)          3,376
								-------         -------
				Net cash provided by
				  (used in) operating
				  activities                     (7,434)         36,058
								-------         -------
INVESTING ACTIVITIES:
	Capital expenditures                                    (16,453)         (6,863)
	Proceeds from sale of property and other assets           7,573             399
	Direct acquistion costs of Delchamps, Inc.               (4,487)
	Payment to former shareholders of
	  Delchamps, Inc.                                       (18,805)
	Decrease (increase) in other assets                       2,391          (8,073)
								-------         -------
				Net cash used in investing
				  activities                    (29,781)        (14,537)
								-------         -------
FINANCING ACTIVITIES:
	Proceeds (payments) on long-term debt - net              38,686         (21,389)
	Payments on capitalized lease obligations                (2,449)         (2,609)
	Other liabilities                                          (987)
	Merger cost                                                                 (14)
	Purchase of treasury stock                                  (20)
								-------         -------
				Net cash provided by (used
				  in) financing activities       35,230         (24,012)
								-------         -------
DECREASE IN CASH AND CASH EQUIVALENTS                            (1,985)         (2,491)

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD                  11,984           7,642
								-------         -------
CASH AND CASH EQUIVALENTS - END OF PERIOD                      $  9,999        $  5,151
								=======         =======
SUPPLEMENTAL DISCLOSURES:

  Cash paid for interest                                       $ 30,886        $ 12,847
								=======         =======

  Cash paid for income taxes, net of refunds                   $     38        $  3,263
								=======         =======



See notes to condensed consolidated financial statements.

JITNEY-JUNGLE STORES OF AMERICA, INC. AND
SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL
STATEMENTS
JUNE 20, 1998 (Unaudited) AND JUNE 28, 1997 (Unaudited)
(Dollars in thousands)

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

These interim financial statements have been prepared on the basis of accounting principles used in the annual financial statements for the 35 weeks ended January 3, 1998. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (all of which were of a normal recurring nature) necessary for a fair statement of consolidated financial position and results of operations of the Company for the interim periods. The results of operations of the Company for the twenty-four weeks ended
June 20, 1998, are not necessarily indicative of the results which may be expected for the entire year.

The Company changed its fiscal year end on January 3, 1998 to the closest Saturday to December 31. Previously, the Company reported its fiscal year end results as of the Saturday nearest to April 30. Data included herein for the second quarter of fiscal 1997 reflect the unaudited results of operations for the twenty-five weeks ended June 28, 1997.

2.   ACQUISITION

In September 1997, the Company acquired the majority of the common stock of Delchamps, Inc. Certain shareholders dissented from the merger and are pursuing their appraisal remedy under Alabama law. Management does not expect this matter to have a material affect on operations or the price of the acquisition. The acquisition was accounted for as a purchase and, accordingly, Delchamps' results of operations were included in the Company's consolidated financial statements subsequent to the acquisition date.

The purchase price, net of cash acquired of $84, has been allocated to the assets acquired and liabilities assumed based upon the estimated fair values at the date of acquisition, as set forth below. Any variation between such amounts and the final allocation will change the amount of goodwill recognized in connection with the Delchamps acquisition and the related amortization expense. The allocation could be affected by, among other things, a final determination of amounts to be paid to former shareholders of Delchamps who dissented from the merger (and related professional fees) and of costs to be incurred related to Delchamps facilities that have been closed. Management believes, however that when the final valuation of the net assets acquired is complete, the allocation of the purchase price will not differ materially from the amounts shown herein.



	Receivables and other current assets                      $   12,597
	Inventory                                                     94,612
	Property, equipment and leasehold improvements               121,419
	Deferred income tax asset                                     21,554
	Other assets                                                   2,106
	Goodwill                                                     153,980
	Accounts payable and accrued expenses                        (80,584)
	Notes payable and long-term debt , immediately repaid        (14,463)
	Capital lease obligations                                    (15,760)
	Restructuring obligation                                     (59,319)
								   _________
	   Net purchase price                                     $  236,142
								   =========



3.  RESTRUCTURING OBLIGATIONS

       In connection with the Delchamps acquisition, the Company recorded a restructuring obligation of $60,212 relating to (i) stores closed by Delchamps prior to the acquisition; (ii) Delchamps stores to be closed after the acquisition because of unprofitability; (iii) Company and Delchamps stores required to be divested under a consent decree with the Federal Trade Commission; (iv) closure of the Delchamps headquarters in Mobile, Alabama; and (v) closure of the Delchamps warehouse facility in Hammond, Louisiana. The $60,212 consists of $45,292 of future rental payments, $1,877 severance costs, $362 of loss on divestiture of fixed assets, $1,432 for locations previously closed by Delchamps and $11,249 of miscellaneous expenses related mainly to the shutdown of the Mobile and Hammond facilities.

Of the total restructuring costs, $59,319 was recorded as goodwill as part of the purchase price allocation in the Delchamps acquisition and $893 was included as a nonrecurring charge in the statement of operations, $599 in the 35 weeks ended 1-3-98 and $294 in the first quarter of fiscal 1998.

4.  NONRECURRING CHARGES

Nonrecurring charges recorded during the twenty-four week period ended June 20, 1998 consisted of severance benefits of $250 and loss on stores sold under the consent decree with the Federal Trade Commission in the Delchamps acquisition of $294. No nonrecurring charges were recorded during the second quarter of fiscal 1998. Nonrecurring charges consisting of $958 of severance benefits and $1,779 due to an employment agreement relating to the Company's former chief executive officer were recorded during the thirteen and twenty-five week period ended
June 28, 1997.




5.      LONG-TERM DEBT

	Long-term debt consisted of the following:




						      June 20,       January 3,
							1998            1998
						     ---------       ---------
	Senior notes at 12%, maturing in 2006       $  200,000      $  200,000
	Senior subordinated notes at 10.375%,          200,000         200,000
	  maturing in 2007
	Senior Credit Facility                          88,517          49,831
						     ---------       ---------
	Long-term debt                              $  488,517      $  449,831
						     =========       =========




The Company has available a Senior Credit Facility of $150 million under which letters of credit aggregating $12,110 were outstanding at June 20, 1998.

6.  EARNINGS (LOSS) PER COMMON AND COMMON EQUIVALENT SHARE

Earnings (loss) per common and common equivalent share is based on net income (loss) after preferred stock dividend requirements and the weighted average number of shares outstanding during each interim period. Cumulative dividends not declared or paid on preferred shares amounted to $2,101 and $4,202 for the twelve weeks and twenty-four weeks ended June
20, 1998, respectively. Cumulative dividends not declared or paid on preferred shares amounted to $1,740 and $3,661 for the thirteen weeks and twenty-five weeks ended June 28, 1997. The number of shares used in computing the earnings (loss) per share was 423,300 for the twelve weeks and twenty-four weeks ended June 20, 1998 and 425,000 for the thirteen weeks and twenty-five weeks ended
June 28, 1997. The 1,700 shares held in treasury were purchased pursuant to certain option agreements from former executives whose employment terminated during the relevant period and have been committed to be reissued to other members of existing management. Incremental shares attributed to outstanding warrants were not included in the computation as their effect on earnings (loss) per share would be antidilutive.



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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
	 OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
	 (Dollars in thousands)

The following is management's discussion and analysis of significant factors affecting the Company's financial condition and results of operations during the periods included in the accompanying condensed consolidated statements of operations.

A table showing the percentage of net sales represented by certain items in the Company's condensed consolidated statements of operations is as follows:




				     24 Weeks  25 Weeks  12 Weeks  13 Weeks
				      Ended     Ended     Ended     Ended
				     June 20,  June 28,  June 20,  June 28,
				      1998      1997      1998      1997
				    ---------  --------  --------  --------
Net sales                            100.0%    100.0%    100.0%     100.0%
Gross profit                          25.5      25.3      26.0       25.4
Direct store expenses                 19.8      16.6      19.8       17.2
Warehouse, administrative
  and general expenses                 3.6       4.9       3.6        4.1
Nonrecurring charges                   0.1       0.5       0.0        0.9
Operating income                       2.0       3.3       2.6        3.2
Interest expense, net                  3.3       2.8       3.5        2.7
Earnings (loss)  before income taxes  (1.3)      0.5      (0.9)       0.5
Provision for income taxes            (0.4)      0.2      (0.2)       0.2
Net earnings (loss)                   (0.9)      0.3      (0.6)       0.3
EBITDA                                 4.7       6.1       5.2        6.1






A summary of the period to period changes in certain items included in the condensed consolidated statements of operations for the twenty-four and twenty-five week periods and twelve and thirteen week periods ended June 20, 1998 and June 28, 1997, respectively is as follows:



			Period-to-Period Changes        Period-to-Period Changes
			Twenty-four Weeks Ended            Twelve Weeks Ended
			     June 20,1998                    June 20,1998
			      $               %               $               %
			--------        --------        --------        --------
Net sales              $371,653            63.3 %      $179,067            58.7 %
Gross profit             95,943             n/m          48,472             n/m
Direct store expenses    92,624             n/m          43,204             n/m
Warehouse, administrative
  and general expenses    6,237             n/m           5,101             n/m
Nonrecurring charges     (2,193)            n/m          (2,737)            n/m
Operating income           (725)           (3.7)          2,904            29.3
Interest expense, net    14,996            90.1           8,661           104.4
Earnings (loss) before
  income taxes          (15,721)            n/m          (5,757)            n/m
Provision for income
  taxes                  (5,332)            n/m          (1,595)            n/m
Net earnings (loss)     (10,389)            n/m          (4,162)            n/m
EBITDA                    9,614            26.9           6,517            34.9
(n/m - not meaningful
  comparison)




RESULTS OF OPERATIONS

NET SALES

Net sales increased $179,067 or 58.7% in the twelve week period and $371,653 or 63.3% in the twenty-four week period ended
June 20, 1998 as compared to the thirteen and twenty-five week periods ended June 28, 1997. The net sales increase was primarily attributable to the Delchamps acquisition. Same store sales decreased approximately .6% for the twelve week period and 3.5% for the twenty-four week period ended June 20, 1998. Sales throughout the twenty-five weeks ended June 28, 1997 were positively impacted by the introduction of the Company's Gold Card, its customer loyalty program, in approximately 79 Jitney-Jungle and Jitney Premier supermarkets in January 1997. Sales for the twenty-four weeks ended June 20, 1998 were positively impacted by the introduction of the Gold Card in 52
Delchamps supermarkets in March 1998 and in the remaining Delchamps supermarkets during the second quarter ended June 20, 1998. The decline in same store sales is attributable primarily to competitive pressures, a decline in sales at Delchamps supermarkets due to disruptions caused by the transition process which has been completed and the fact that the Gold Card introduction positively impacted sales for most of the twenty-five weeks ended June 28, 1997 but only the latter part of the twenty-four weeks ended June 20, 1998. During the second quarter ended June 20, 1998, the Company remodeled 3 discount or conventional stores, converted 6 discount or conventional stores to the combination store format and opened 1 gasoline station. In addition, 2 stores and 1 gasoline station were closed. During the twenty-four weeks ended June 20, 1998 the Company remodeled 3 discount or conventional stores, converted 6 discount or conventional stores to the conbination store format and opened 2 gasoline stations. In addition, 2 gasoline stations and 19 stores were sold or closed including 10 stores that were required to be sold by the Federal Trade Commission in connection with the Delchamps acquisition. The Company's store count at the end of the quarter was 198 supermarkets (16 discount stores, 168 conventional stores and 14 combination stores) and 53 gasoline stations as compared to 105 supermarkets (21 discount stores, 81 conventional stores and 3 combination stores) and 53 gasoline stations at June 28, 1997.

GROSS PROFIT

Gross profit for the second quarter of fiscal 1998 increased $48,472 to $126,141 or 26.0% of net sales, compared to $77,669, or 25.4%
of net sales, for the second quarter of fiscal 1997. Gross profit as a percentage of sales was 25.5% for the twenty-four week period ended June 20, 1998 as compared to 25.3% for the twenty-five week period ended June 27, 1998. Gross profit increased primarily due to the increase in net sales due to the Delchamps acquisition. During the quarter ended June 20, 1998 the Company began to benefit from increased purchasing leverage resulting from the Delchamps acquisition. The realized and expected benefits of such increased purchasing leverage are difficult to quantify precisley. The
Company has renegotiated several supply contracts and expects the resulting annualized cost savings to be approximately $7.1 million. Other benefits of increased purchasing leverage include reduced cost from volume incentives. The Company expects to continue to benefit from such purchasing leverage. The increase in gross profit as a percentage of net sales is principally due to such increased purchasing leverage and the improvement in product mix in the combination stores. This improvement in gross profit as a percentage of sales was partially offset by an inrease in store shrink.
During the second quarter ended June 20, 1998, the Company made significant progress to reduce store shrink.


DIRECT STORE EXPENSES

Direct store expenses were $95,809 or 19.8% of net sales and $52,605 or 17.2% of net sales for the twelve week and thirteen week period and $190,032 or 19.8% of net sales and $97,408 or 16.6% of net sales for the twenty-four week and twenty-five week period ended June 20, 1998 and June 28, 1997, respectively.
Direct store expenses increased primarily due to an increase in net sales (due to the Delchamps acquisition). The increase in direct store expenses as a percentage of net sales was primarily in the areas of rent, labor and utilities. Rent expense as a percentage of net sales in the Delchamps stores is more than twice that of the other Company stores.
The increase in store labor as a percentage of net sales was principally due to a temporary increase in the number of employees, which was necessary in order to complete retraining required at the Delchamps supermarkets.
The increase in utility costs was principally due to the excessive heat wave across the Southeast.

WAREHOUSE, ADMINISTRATIVE AND GENERAL EXPENSES

Warehouse, administrative and general expenses were $17,526 or 3.6% of net sales and $12,425 or 4.1% of net sales for the twelve week and thirteen week period and $34,908 or 3.6% of net sales and $28,671 or 4.9% of net sales for the twenty-four week and twenty-five week period ended June 20, 1998 and June 28, 1997 respectively. Warehouse, administrative and general expenses increased primarily due to an increase in net sales and increased warehousing expenses resulting from the Delchamps transaction.
The decrease in warehouse, administrative and general expenses as a percent of sales was primarily due to additional sales and a decrease in administrative expenses as a result of the closing of the Delchamps' Mobile headquarters in April 1998. The Company has closed Delchamps' Hammond warehouse, which the Company expects will lead to substantial cost savings. The resulting increase in volume at the Company's Jackson warehouse facilities has created operating inefficiencies that are currently being addressed by the Company's management and are expected to be resolved by the end of fiscal 1998. As a result of these inefficiencies, the Company experienced higher warehouse expenses during the twenty-four weeks ended June 20, 1998 than it expects to experience in the remainder of fiscal 1998.

NONRECURRING CHARGES

Nonrecurring charges were $544 for the twenty-four week period ended
June 20, 1998 consisting of severance benefits of $250 and loss on stores sold under the consent decree with the Federal Trade
Commission in the Delchamps acquisition of $294. No nonrecurring charges were recorded during the twelve week period ended June
20, 1998. Nonrecurring charges consisting of $958 of severance benefits and $1,779 relating to future payments to be made under an agreement with the Company's former chief executive officer were recorded during the thirteen week and twenty-five week period ended June 28, 1997.

OPERATING INCOME

Operating income was $12,806 or 2.6% of net sales for the twelve week period and $18,814 or 2.0% of net sales for the twenty-four week period ended June 20, 1998 as compared to $9,902 or 3.2% of net sales for the thirteen week period and $19,539 or 3.3% of net sales for the twenty-five week period ended June 28, 1997. The decrease in operating income was due to the factors discussed above.

EBITDA

EBITDA (net income before interest income, nonrecurring charges, interest expense, income taxes, depreciation and amortization and LIFO charges/credits) increased $6,517 or 34.9% to $25,189 or 5.2% of net sales in the second quarter of fiscal 1998 as compared to $18,572 or 6.1% of net sales in the second quarter of fiscal 1997. EBITDA increased $9,614 or 26.9% to $45,356 or 4.7% of net sales for the twenty-four week period ended June 20, 1998 as compared to $35,742 or 6.1% of net sales for the twenty-five week period ended June 28, 1997. EBITDA increased primarily due to an increase in sales. EBITDA as presented is consistent with the definition used for covenant purposes contained in the Indenture. EBITDA is a widely accepted financial indicator of a company's ability to service debt. However, EBITDA should not be construed as an alternative to operating income, net income or cash flows from operating activities (as determined in accordance with generally accepted accounting principles) and should not be construed as an indication of the Company's operating performance or as a measure of liquidity.

NET INTEREST EXPENSE

Net interest expense was $16,958 in the second quarter of fiscal 1998 as compared to $8,297 in the second quarter of fiscal 1997 and was $31,648 and $16,652 for the twenty-four week and twenty-five week period ended June 20,1998 and June 28,1997, respectively.
The increase in interest expense was primarily due to interest expense on the $200 million Senior subordinated notes issued in September 1997.

INCOME TAX EXPENSE (BENEFIT)

Income tax expense for the thirteen weeks and twenty-five weeks ended June 28, 1997 was 35.6% and 36.3%, respectively, of pre-tax income compared to the federal and state statutory rate of 37.3%. The income tax benefit for the twelve weeks and twenty-four weeks ended June 20, 1998 was 24.6% and 33.4%, respectively, of pre-tax loss compared to the federal and state statutory rate of 37.3%; the difference in rates for the twelve weeks and twenty-four weeks ended June 20, 1998 occurred primarily because goodwill relating to the Delchamps acquisition is deductible for financial reporting purposes but not for income tax purposes.



LIQUIDITY AND CAPITAL RESOURCES

Historically, the Company has funded its working capital requirements, capital expenditures and other needs principally from operating cash flows. Due to the recapitalization in March 1996 and acquisition of Delchamps in September 1997 the Company has become highly leveraged and has certain restrictions on its operations. At June 20, 1998, Jitney-Jungle had $561,149 of total long-term debt (including capitalized leases and current installments) and a shareholders deficit of $180,353.

The Company's principal uses of liquidity have been to fund working capital, meet debt service requirements and finance Jitney-Jungle's strategic plans. The Company's principal sources of liquidity have been cash flow from operations and borrowings under the Senior Credit Facility. Outstanding borrowings at June
20, 1998 were $88,517 under the Senior Credit Facility.

Cash used in operating activities during the twenty-four week period ended June 20, 1998 was $7,434. Cash provided by operating activities during the twenty-five week period ended June 28, 1997 was $36,058. Accrued expenses decreased primarily due to the payment of interest on Senior Notes, Senior Subordinated Notes and the Senior Credit Facility. Inventories decreased due to the consolidation of the warehouses and the closure or sale of certain stores during the first and second quarters of fiscal 1998.

Net cash used in investing activities was $29,781 and $14,537 for the twenty-four week and twenty-five week period ended June 20, 1998 and June 28, 1997, respectively. The Company paid approximately $5,007 in cash to former Delchamps shareholders and deposited $13,798 in cash with the clerk of court of Mobile County Alabama as required by law in connection with the appraisal proceeding described below. The Company realized proceeds from the sale of 10 stores which were required to be sold by the Federal Trade Commission due to the Delchamps acquisition. Also, the Company sold land for $4,483 during the second quarter of fiscal 1998.

Net cash provided by financing activities was $35,230 for the twenty-four week period ended June 20, 1998 and net cash used was $24,012 for the twenty-five week period ended June 28, 1997.
The principal sources of funds in financing activities for the twenty-four week period ended June 20, 1998 were the proceeds of principal on long-term debt. The principal uses of funds in financing activities for the twenty-four week period ended June 20, 1998 were the payment of capital lease obligations and restructuring obligations.

Management beleives that the Company will be able to finance capital expenditures and other cash requirements for the reminder of fiscal 1998 through cash flows from operations and borrowings under its Senior Credit Facility. Capital expenditure plans are continuously evaluated and modified from time to time depending on cash availability and other economic factors. The Company considers acquisition opportunities from to time. Any such future acquisitions may require the Company to seek additional debt or equity financing.


CAUTIONARY STATEMENTS

This quarterly report on Form 10-Q may contain forward-looking statements regarding future expectations about the Company's business, management's plans for future operations or similar matters. The Company's actual results could differ materially from those anticipated in such forward-looking statements due to several important factors including the following: deterioration in economic conditions generally or in the Company's markets, unusual or unanticipated costs or consequences relating to, or changes in, the Company's acquisition plans, demands placed on management by the substantial increase in the Company's size due to the acquisition of Delchamps, unanticipated or unusual distribution problems, breakdown of quality control, competitive pressures, labor disturbances and customer dissatisfaction. Forward-looking statements speak only as of the date made, and the Company undertakes no obligation to update or revise such statements to reflect new circumstances or unanticipated events as they may occur.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

In May 1998, the Company's wholly-owned subsidiary Delchamps, Inc. instituted a proceeding in the Circuit Court of Mobile County, Alabama petitioning the court to determine the fair value (as defined in the Alabama Business Corporation Act) of 689,884 shares of former Delchamps, Inc. common stock held by persons purporting to exercise dissenters' rights in connection with the Delchamps acquisition. Delchamps, Inc. estimates such fair value to be $20 per share; the dissenting shareholders have demanded payment of $68 per share. The Company has deposited $20 per share in cash with the clerk of the court, as required by law. In its financial statements, the Company has accounted for the acquisition of theses shares at a price of $30 per share, which was the price paid by the Company to other former Delchamps, Inc. shareholders. Any final determination that the shares formerly held by dissenting shareholders have a fair value of less or more than $30 per share would be reflected as a decrease or increase in the Company's goodwill, which is being amortized over a 40 year period. The Company does not expect the outcome of this matter to have a material effect on the Company's results of operations or the price of the acquisition, although no assurances can be given.


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

	None

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



Dated: August 4, 1998