Form 10-Q
period 1998-09-12
JITNEY JUNGLE STORES OF AMERICA INC /MI/
filed 1998-10-27
CIK 1005408

FORM 10-Q

				 UNITED STATES
		       SECURITIES AND EXCHANGE COMMISSION
			    WASHINGTON, D.C. 20549

	    Quarterly Report Pursuant To Section 13 or 15 (d) of
		    The Securities and Exchange Act of 1934


QUARTER ENDED  September 12, 1998             COMMISSION FILE NO. 33-80833

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

The number of shares of Registrant's Common Stock, par value one cent ($.01) per share, outstanding at October 15, 1998, was 425,000 shares.



			JITNEY-JUNGLE STORES OF AMERICA, INC.

			     TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION                                                 Page

	Item 1.Financial Statements:

	       Condensed Consolidated Balance Sheets
		 September 12, 1998 (Unaudited) and January 3,1998            2

	       Condensed Consolidated Statements of Operations
		 Thirty-six (36) and Twelve (12) Week Periods Ended
		 September 12, 1998 (Unaudited) and
		 Thirty-seven (37) and Twelve (12) Week Periods Ended
		 September 20, 1997 (Unaudited)                               3

	       Condensed Consolidated Statements of Changes in
		 Stockholders' Deficit for the Thirty-six (36) Week Period
		 Ended September 12, 1998 (Unaudited) and
		 Thirty-seven (37) Week Period Ended
		 September 20, 1997 (Unaudited)                               4

	       Condensed Consolidated Statements of Cash Flows
		 Thirty-six (36) Week Period Ended
		 September 12, 1998 (Unaudited) and
		 Thirty-seven (37) Week Period Ended
		 September 20, 1997 (Unaudited)                               5

	       Notes to Condensed Consolidated Financial Statements
		 September 12, 1998 (Unaudited) and
		 September 20, 1997 (Unaudited)                               6-8

	Item 2.Management's Discussion and Analysis of Financial
		 Condition and Results of Operations                          9-16

PART II.OTHER INFORMATION

	Item 1.Legal Proceedings                                              17
	Item 2.Change in Securities                                           17
	Item 3.Defaults Upon Senior Securities                                17
	Item 4.Submission of Matters to a Vote of Security Holders            17
	Item 5.Other Information                                              17-18
	Item 6.Exhibits and Reports on Form 8-K                               18






PART I.   ITEM 1.  FINANCIAL STATEMENTS
JITNEY-JUNGLE STORES OF AMERICA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

							September 12,    January 3,
							    1998            1998
							(Unaudited)
ASSETS                                                  -----------     -----------

Current assets:
	Cash and cash equivalents                     $   8,494       $  11,984
	Receivables                                      19,652          13,833
	Merchandise inventories                         159,849         162,786
	Prepaid expenses and other                       24,688          11,570
	Deferred income taxes                            13,701          15,681
							----------      ----------
		Total current assets                    226,384         215,854
							----------      ----------
PROPERTY AND EQUIPMENT - net                            286,578         303,774
							----------      ----------
Other assets
	Goodwill, net of amortization of
	  $3,895 at September 12, 1998
	  and $1,105 at January 3, 1998                 152,077         142,415
	Other assets - net                               27,209          32,237
	Deferred income taxes                             6,279
							----------      ----------
		Total other assets                      185,565         174,652
							----------      ----------
	TOTAL ASSETS                                 $  698,527      $  694,280
							=========       =========
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
	Accounts payable                             $  112,273      $  112,641
	Accrued expenses                                 70,010          75,558
	Current portion of capitalized leases             6,772           6,760
	Payable to former shareholders of Delchamps, Inc  7,702          26,637
	Restructuring obligations                         9,238          14,927
							----------      ----------
		Total current liabilities               205,995         236,523
Noncurrent liabilities:
	Long-term debt                                  503,317         449,831
	Obligations under capitalized leases,
	  excluding current installments                 64,717          68,321
	Restructuring obligations, excluding
	  current installments                           37,240          40,588
	Deferred income taxes                                             3,875
							----------      ----------
		Total liabilities                       811,269         799,138
Commitments and contingencies
Redeemable Preferred stock (aggregate liquidation
	preference value of $70,756 at
	September 12, 1998 and $65,077 at
	January 3, 1998)                                 68,865          63,042
Stockholders' deficit:
	Class C Preferred stock - Series 1
	(at liquidation value)                            9,695           9,071
	Common stock ($.01 par value, authorized
	5,000,000 shares, issued 425,000 shares               4               4
	Additional paid-in capital                     (302,326)       (302,326)
	Retained earnings                               111,020         125,351
							----------      ----------
		Total stockholders' deficit            (181,607)       (167,900)
							----------      ----------
	TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT   $ 698,527      $  694,280
							=========       =========

See notes to condensed consolidated financial statements.




JITNEY-JUNGLE STORES OF AMERICA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in Thousands Except Per Share Amounts)

				   36 Weeks         37 Weeks                12 Weeks        12 Weeks
				    Ended            Ended                    Ended           Ended
				   Sept 12,         Sept 20,                 Sept 12,        Sept 20,
				     1998             1997                     1998            1997
				  (Unaudited)       (Unaudited)             (Unaudited)     (Unaudited)
				----------------  ----------------        -------------    ---------------
NET SALES                        $     1,432,963   $      873,590            $  474,371      $  286,651
				----------------  ----------------        -------------    ---------------
COSTS AND EXPENSES:
	Cost of goods sold             1,058,083          652,927               343,789         214,343
	Direct store expenses            284,952          147,766                94,920          50,358
	Warehouse, administrative
	  and general expenses             52,87           39,597                17,967          10,926
	Nonrecurring charges                                5,479                                 2,742
	Interest expense - net             48,27           26,066                16,625           9,414
				----------------  ----------------        -------------    ---------------
		Total costs and
		  expenses             1,444,727          871,835               473,301         287,783
				----------------  ----------------        -------------    ---------------
Earnings (loss) before taxes
	  on income                      (11,764)           1,755                 1,070          (1,132)
Income tax expense (benefit)              (3,880)             589                   403            (460)
				----------------  ----------------        -------------    ---------------
Earnings (loss) before
  extraordinary item                      (7,884)           1,166                   667            (672)
EXTRAORDINARY ITEM, net of
	income tax benefit
	of $518                                              (870)                                 (870)
				----------------  ----------------        -------------    ---------------
NET EARNINGS (LOSS)              $        (7,884) $           296         $         667    $     (1,542)
				================  ================        =============    ===============
EARNINGS (LOSS) PER COMMON AND
	COMMON EQUIVALENT SHARE  $        (33.43) $         (12.63)       $       (3.37)   $      (8.34)
				================  ================        =============    ===============
EARNINGS (LOSS) PER COMMON AND
	COMMON EQUIVALENT SHARE
	ASSUMING DILUTION        $        (33.43) $         (12.63)       $       (3.37)   $      (8.34)
				================  ================        =============    ===============

See notes to condensed consolidated financial statements.




JITNEY-JUNGLE STORES OF AMERICA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
FOR THE THIRTY-SIX (36) WEEK PERIOD ENDED SEPTEMBER 12, 1998 (Unaudited)
AND THE THIRTY-SEVEN  (37) WEEK PERIOD ENDED SEPTEMBER 20, 1997 (Unaudited)
(Dollars in thousands)
				      Class C
				    Preferred Stock,
				      Series 1                       Common Stock              Additional               Treasury
				No. of                          No. of                          Paid-In      Retained   Stock at
				 Shares          Amount          Shares          Amount         Capital      Earnings     Cost
				 ------          ------          ------          ------         ----------   ---------  --------
Balance
   January 4, 1997               76,042        $  8,240         425,000          $    4        $ (302,326)   $ 144,027
Net earnings                                                                                                       296
Accretion of discount on Class A
  Preferred stock                                                                                                 (144)
Cumulation of dividends on
  Preferred stock                                   583                                                         (5,662)
Balance                         -------         -------         -------          ------         ----------     -------  --------
   September 20, 1997            76,042        $  8,823         425,000          $    4        $ (302,326)   $ 138,517  $
				=======         =======         =======          ======         =========      =======  ========

Balance
   January 3, 1998               76,042        $  9,071         425,000          $    4        $ (302,326)   $ 125,351
Net loss                                                                                                        (7,884)
Purchase of 1700 shares of
  treasury stock                                                                                                        $    (20)
Sale of 1700 shares of
  treasury stock                                                                                                        $     20
Accretion of discount on Class A
   Preferred stock                                                                                                (144)
Cumulation of dividends on
   Preferred stock                                  624                                                         (6,303)
Balance                          ------          ------         -------          ------         ----------    --------  --------
   September 12, 1998            76,042        $  9,695         425,000          $    4        $ (302,326)   $ 111,020  $
				 ======          ======         =======          ======         =========     ========  ========

See notes to condensed consolidated financial statements.





JITNEY-JUNGLE STORES OF AMERICA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)                                          36 Weeks        37 Weeks
(Unaudited)                                                      Ended           Ended
							       September 12,   September 20,
								  1998             1997
OPERATING ACTIVITIES:                                           -----------     -----------
	Net earnings (loss)                                    $ (7,884)       $    296
	Adjustment to reconcile net earnings (loss) to net
	  cash provided by (used in) operating activities:
		Depreciation                                     40,046          20,575
		Amortization of deferred loan costs               2,358             838
		Loss (gain) on disposition of property and
		  other assets                                      (39)          1,918
		Deferred income tax benefit                      (8,174)        (17,707)
		Increase (decrease) in restructuring obligation (15,768)         50,748
		Changes in assets and liabilities:
			Notes and accounts receivable            (5,481)         (8,718)
			Store and warehouse inventories             427           6,633
			Prepaid expenses                        (13,118)         (5,879)
			Accounts payable                           (368)         12,277
			Accrued expenses                         (4,561)         13,585
								----------      ----------
				Net cash provided by (used in)
				  operating activities          (12,562)         74,566
								----------      ----------
INVESTING ACTIVITIES:
	Capital expenditures                                    (30,012)        (17,881)
	Proceeds from sale of property and other assets          11,054           7,186
	Direct acquistion costs                                  (4,465)
	Payment to former  shareholders of Delchamps, Inc.      (18,935)
	Decrease (increase) in other assets                       2,523        (250,576)
								----------      ----------
				Net cash used in investing
				  activities                    (39,835)       (261,271)
								----------      ----------
FINANCING ACTIVITIES:
	Proceeds (payments) on long-term debt - net              53,498         192,314
	Payments on capitalized lease obligations                (3,604)         (3,356)
	Other liabilities                                          (987)
	Merger cost                                                                 (14)
	Purchase of treasury stock                                  (20)
	Sale of treasury stock                                       20
								----------      ----------
				Net cash provided by
				  financing activities           48,907         188,944
								----------      ----------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                 (3,490)          2,239

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD                  11,984           7,642
								----------      ----------
CASH AND CASH EQUIVALENTS - END OF PERIOD                       $ 8,494        $  9,881
								==========      ==========
SUPPLEMENTAL DISCLOSURES:

  Cash paid for interest                                        $47,735        $ 25,306
								==========      ==========

  Cash paid for income taxes, net of refunds                    $    38        $  5,750
								==========      ==========
See notes to condensed consolidated financial statements.



JITNEY-JUNGLE STORES OF AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 12, 1998 (Unaudited) AND SEPTEMBER 20, 1997 (Unaudited)
(Dollars in thousands)

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

These interim financial statements have been prepared on the basis of accounting principles used in the annual financial statements for the 35 weeks ended January 3, 1998. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (all of which were of a normal recurring nature) necessary for a fair statement of consolidated financial position and results of operations of the Company for the interim periods. The results of operations of the Company for the thirty-six weeks ended September 12, 1998, are not necessarily indicative of the results which may be expected for the entire year.

The Company changed its fiscal year end on January 3, 1998 to the closest Saturday to December 31. Previously, the Company reported its fiscal year end results as of the Saturday nearest to April 30. Data included herein for the third quarter of fiscal 1997 reflect the unaudited results of operations for the thirty-seven weeks ended September 20, 1997.

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

The purchase price, net of cash acquired of $84, has been allocated to the assets acquired and liabilities assumed based upon the estimated fair values at the date of acquisition, as set forth below. The only variation between such amounts and the final allocation will be a final determination of amounts to be paid to former shareholders of Delchamps who dissented from the merger (and related professional fees). Management believes, however that when the final valuation of the net assets acquired is complete, the allocation of the purchase price will not differ materially from the amounts shown herein.


	Receivables and other current assets            $      12,569
	Inventory                                              94,347
	Property, equipment and leasehold improvements        121,822
	Deferred income tax asset                              22,739
	Other assets                                            2,106
	Goodwill                                              155,972
	Accounts payable and accrued expenses                 (80,764)
	Notes payable and long-term debt , immediately        (14,463)
	Capital lease obligations                             (15,760)
	Restructuring obligations                             (62,426)
							_____________
	   Net purchase price                           $     236,142
							=============



3.  RESTRUCTURING OBLIGATIONS

In connection with the Delchamps acquisition, the Company recorded a restructuring obligation of $63,319 relating to (i) stores closed by Delchamps prior to the acquisition; (ii) Delchamps stores to be closed after the acquisition because of unprofitability; (iii) Company and Delchamps stores required to be divested under a consent decree with the Federal Trade Commission; (iv) closure of the Delchamps headquarters in Mobile, Alabama; and (v) closure of the Delchamps warehouse facility in Hammond, Louisiana. The $63,319 consists of $45,292 of future rental payments, $2,007 of severance costs, $362 of loss on divestiture of fixed assets, $1,432 for locations previously closed by Delchamps and $14,226 of miscellaneous expenses related mainly to the shutdown of the Mobile and Hammond facilities.

Of the total restructuring costs, $62,426 was recorded as goodwill as part of the purchase price allocation in the Delchamps acquisition and $893 was included as a nonrecurring charge in the statement of operations ($599 in the 35 weeks ended January 3, 1998 and $294 in the first quarter of fiscal 1998).


4.  NONRECURRING CHARGES

Nonrecurring charges recorded during the thirty-six week period ended September 12, 1998 consisted of severance benefits of $250 and loss on stores sold under the consent decree with the Federal Trade Commission in the Delchamps acquisition of $294. No nonrecurring charges were recorded during the third quarter of fiscal 1998. Nonrecurring charges recorded during the thirty-seven week period ended September 20, 1997 were $5,479 including $958 of severance benefits, $1,779 due to an employment agreement relating to the Company's former chief executive officer, $2,008 for bridge loan fees and $734 for stores that have been or will be closed or sold.


5.   EXTRAORDINARY ITEM

In connection with the Delchamps acquisition and the recapitalization in March 1996 ("Recapitalization"), the Company retired certain long-term debt prior to its scheduled maturity. Early retirement of such debt resulted in extraordinary losses of $870 (net of income tax benefit of $518) during the twelve week and thirty-seven week periods ended September 20, 1997.

6.     LONG-TERM DEBT

	Long-term debt consisted of the following:


					September 12,   January 3,
					    1998            1998
					------------    -----------
	Senior notes at 12%,
	  maturing in 2006              $  200,000      $  200,000
	Senior subordinated notes
	  at 10.375%                       200,000         200,000
	  maturing in 2007
	Senior Credit Facility             103,317          49,831
					------------    -----------
	Long-term debt                  $  503,317      $  449,831
					============    ===========



The Company has available a Senior Credit Facility of $150 million under which letters of credit aggregating $11,661 were outstanding at September 12, 1998. In addition, due to the interruption of business and the recent damage caused to the assets of the Company related to Hurricane Georges, the availability under the Senior Credit Facility has been increased by $25 million until January 15, 1999.


7.  EARNINGS (LOSS) PER COMMON AND COMMON EQUIVALENT SHARE

Earnings (loss) per common and common equivalent share is based on net income (loss) after preferred stock dividend requirements and the weighted average number of shares outstanding during each interim period. Cumulative dividends not declared or paid on preferred shares amounted to $2,101 and $6,303 for the twelve weeks and thirty-six weeks ended September 12, 1998, respectively. Cumulative dividends not declared or paid on preferred shares amounted to $2,001 and $5,662 for the twelve weeks and thirty-seven weeks ended September 20, 1997. The number of shares used in computing the earnings (loss) per share was 425,000 for the twelve weeks and 424,400 for the thirty-six weeks ended September 12, 1998 and 425,000 for the twelve weeks and thirty-seven weeks ended September 20, 1997. Incremental shares attributed to outstanding warrants were not included in the computation as their effect on earnings (loss) per share would be antidilutive.



8.  COMMITMENTS AND CONTINGENCIES

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

A table showing the percentage of net sales represented by certain items in the Company's condensed consolidated statements of operations is as follows:


			    36 Weeks  37 Weeks  12 Weeks  12 Weeks
			     Ended      Ended     Ended     Ended
			    Sept 12,  Sept 20,   Sept 12,  Sept 20,
			      1998      1997      1998      1997
			    --------  --------  --------- ---------
Net sales                    100.0%    100.0%     100.0%    100.0%
Gross profit                  26.2      25.3       27.5      25.2
Direct store expenses         19.9      16.9       20.0      17.6
Warehouse, administrative
  and general expenses         3.7       4.6        3.8       3.8
Nonrecurring charges           0.0       0.6        0.0       1.0
Operating income               2.6       3.2        3.7       2.9
Interest expense, net          3.4       3.0        3.5       3.4
Earnings (loss)  before
  income taxes                (0.8)      0.2        0.2      (0.5)
Provision for income taxes    (0.3)      0.1        0.1      (0.2)
Extraordinary item             0.0       0.1        0.0       0.1
Net earnings (loss)           (0.5)      0.0        0.1      (0.6)
EBITDA                         5.3       5.1        6.5       6.0



A summary of the period to period changes in certain items included in the condensed consolidated statements of operations for the thirty-six and thirty-seven week periods and twelve week periods ended September 12, 1998 and September 20, 1997, respectively is as follows:



			Thirty-six Weeks Ended          Twelve Weeks Ended
			  September 12,1998               September 12,1998
			      $               %               $               %
			--------        --------        --------        --------
Net sales             $ 559,373            64.0 %      $187,720            65.5 %
Gross profit            154,217             n/m          58,274             n/m
Direct store expenses   137,186             n/m          44,562             n/m
Warehouse,
  administrative
  and general expenses   13,278             n/m           7,041             n/m
Nonrecurring charges     (4,935)            n/m          (2,742)            n/m
Operating income          8,688            31.2           9,413             n/m
Interest expense, net    22,207            85.2           7,211            76.6
Earnings (loss) before
  income taxes          (13,519)            n/m           2,202             n/m
Provision for income
  taxes                  (4,469)            n/m             863             n/m
Extraordinary item          870             n/m             870             n/m
Net earnings (loss)      (8,180)            n/m           2,209             n/m
EBITDA                   23,304            44.0          13,689            79.3
(n/m - not meaningful
  comparison)


RESULTS OF OPERATIONS

GENERAL

The results of operations of Delchamps have been included in the Company's consolidated financial statements since September 12, 1997. Accordingly, the thirty-seven weeks ended September 20, 1997 only includes the effects of the Delchamps acquisition from September 12, 1997 through September 20, 1997 whereas the thirty-six weeks ended September 12, 1998 reflects the acquisition for the entire period. The percentage change in same store sales has been calculated by comparing supermarkets open throughout both periods, including, for the thirty-seven weeks ended September 20, 1997, supermarkets acquired in the Delchamps acquisition.

During the thirty-six weeks ended September 12, 1998, the Company focused, among other things, on integrating the operations of Delchamps. Specifically, the Company replaced Delchamps' shelf tags with the Company's shelf tags and changed the mix of products offered at Delchamps' stores to conform to the Company's mix and, in certain cases, local preferences. The integration of Delchamps into the Company's information systems and retraining of Delchamps' store employees was also completed. In addition, the Company closed Delchamps' Hammond warehouse in February 1998, closed Delchamps' Mobile headquarters in April 1998, and began to use the Company's in-house printing facilities to print a majority of the print advertising for Delchamps' stores, which was previously outsourced by Delchamps.

PROPERTIES

The following table recaps store data for fiscal year 1998:



		       Q1 FY98     Q2 FY98     Q3 FY98
			Ended       Ended       Ended
		      Mar 28, 98  Jun 20, 98  Sep 12, 98
		      __________  __________  __________
Stores     Beginning       217         200          198
	   Acquired
	   Opened                                     2
	   Closed/sold     (17)         (2)          (1)
		       ________________________________
	   Ending          200         198          199
		       ================================

Format     Conventiona     172         168          167
	   Combination      11          14           16
	   Discount         17          16           16
		       ________________________________
	   Total           200         198          199
		       ================================

Locations  Mississippi      81          81           82
	   Alabama          49          48           49
	   Arkansas          5           5            5
	   Florida          15          15           15
	   Tennessee         7           6            6
	   Lousiana         43          43           42
		       ________________________________
	   Total           200         198          199
		       ================================

Gasoline   Beginning        54          53           53
	   Acquired
	   Opened                        1            1
	   Closed/sold      (1)         (1)
		       ________________________________
	   Ending           53          53           54
		       ================================

Locations  Mississippi      45          44           45
	   Alabama           2           2            2
	   Arkansas          2           2            2
	   Florida
	   Tennessee         4           5            5
	   Lousiana
		       ________________________________
	   Total            53          53           54
		       ================================


NET SALES

Net sales increased $187,720 or 65.5% in the twelve week period and $559,373 or 64.0% in the thirty-six week period ended September 12, 1998 as compared to the twelve and thirty-seven week periods ended
September 20, 1997. The net sales increase was primarily attributable to the Delchamps acquisition. Same store sales decreased approximately
6.2% for the twelve week period and 4.4% for the thirty-six week period ended September 12, 1998. Sales throughout the thirty-seven weeks ended September 20, 1997 were positively impacted by the introduction of the Company's Gold Card, its customer loyalty program, in approximately
79 Jitney-Jungle and Jitney Premier supermarkets in January 1997. Sales for the thirty-six weeks ended September 12, 1998 were positively impacted by the introduction of the Gold Card in 52 Delchamps supermarkets in March 1998 and in the remaining Delchamps supermarkets during the second quarter ended June 20, 1998. The decline in same store sales is attributable primarily to competion presures [23 competitive openings (of which 6 were replacement stores) during the thirty-six week period ended September 12, 1998], distribution problems which are being corrected, a decline in sales at Delchamps supermarkets due to disruptions caused by the transition process which has been completed, and the fact that the Gold Card introduction positively impacted sales for most of the thirty-seven weeks ended September 20, 1997 but only the latter part of the thirty-six weeks ended September 12, 1998. During the third quarter ended

September 12, 1998, the Company opened 2 new stores (in Hattiesburg, MS and in Jackson, AL) in its newest prototype combination store format and opened 1 gasoline station. In addition, 1 store was closed. During the thirty-six weeks ended September 12, 1998 the Company opened 2 new stores in its combination store format and opened 2 gasoline stations. In addition, 2 gasoline stations and 20 stores were sold or closed including 10 stores that were required to be sold by the Federal Trade Commission in connection with the Delchamps acquisition. The Company's store count at the end of the quarter was 199 supermarkets (16 discount stores, 167 conventional stores and 16 combination stores) and 54 gasoline stations as compared to 221 supermarkets (18 discount stores, 192 conventional stores and 11 combination stores) and 53 gasoline stations at September 20, 1997.

GROSS PROFIT

Gross profit for the third quarter of fiscal 1998 increased $58,274 to $130,582 or 27.5% of net sales, compared to $72,308, or 25.2% of net sales, for the third quarter of fiscal 1997. Gross profit as a percentage of sales was 26.2% for the thirty-six week period ended September 12, 1998 as compared to 25.3% for the thirty-seven week period ended September 20, 1997. Gross profit increased primarily due to the increase in net sales due to the Delchamps acquisition. During the second quarter of fiscal 1998 the Company began to benefit from increased purchasing leverage resulting from the Delchamps acquisition and this trend continued during the third quarter ended September 12, 1998. The realized and expected benefits of such increased purchasing leverage are difficult to quantify precisely. Other benefits of increased purchasing leverage include reduced costs from volume incentives. The Company expects to continue to benefit from such purchasing leverage. The increase in gross profit as a percentage of net sales is principally due to such increased purchasing leverage and the improvement in
product mix in the combination stores.   In addition during the second and
third quarters of fiscal 1998 the Company made significant progress to reduce store shrink.

DIRECT STORE EXPENSES

Direct store expenses were $94,920 or 20.0% of net sales and $50,358 or 17.6% of net sales for the twelve week periods and $284,952 or 19.9% of net sales and $147,766 or 16.9% of net sales for the thirty-six week and thirty-seven week periods ended September 12, 1998 and September 20, 1997, respectively. Direct store expenses increased primarily due to an increase in net sales (due to the Delchamps acquisition). The increase in direct store expenses as a percentage of net sales was primarily in the areas of rent, labor and utilities. Rent expense as a percentage of net sales in the Delchamps stores is more than twice that of the other Company stores. The increase in store labor as a percentage of net sales was principally due to a temporary increase in the number of employees, which was necessary in order to complete retraining required at the Delchamps supermarkets. The increase in utility costs was principally due to the heat wave across the Southeast.

WAREHOUSE, ADMINISTRATIVE AND GENERAL EXPENSES

Warehouse, administrative and general expenses were $17,967 or 3.8% of net sales and $10,926 or 3.8% of net sales for the twelve week periods and $52,875 or 3.7% of net sales and $39,597 or 4.6% of net sales for the thirty-six week and thirty-seven week periods ended September 12, 1998 and September 20, 1997 respectively. Warehouse, administrative and general expenses increased primarily due to an increase in net sales and increased warehousing expenses resulting from the Delchamps transaction. The decrease in warehouse, administrative and general expenses as a percent of sales for the thirty-six weeks ended
September 12, 1998 was primarily due to additional sales and a decrease in administrative expenses as a result of the closing of the Delchamps' Mobile headquarters in April 1998. The Company has closed Delchamps' Hammond warehouse, which the Company expects will lead to substantial cost savings. The resulting increase in volume at the Company's Jackson warehouse facilities has created operating inefficiencies that are currently being addressed by the Company's management and are expected to be resolved by the end of fiscal 1998. As a result of these inefficiencies, the Company experienced higher warehouse expenses during the thirty-six weeks ended September 12, 1998 than it expects to experience in the remainder of fiscal 1998.

NONRECURRING CHARGES

Nonrecurring charges were $544 for the thirty-six week period ended September 12, 1998 consisting of severance benefits of $250 and loss on stores sold under the consent decree with the Federal Trade Commission in the Delchamps acquisition of $294. No nonrecurring charges were recorded during the twelve week period ended September 12, 1998. Nonrecurring charges consisting of $958 of severance benefits, $1,779 relating to future payments to be made under an agreement with the Company's former chief executive officer, $2,008 for bridge loan fees and $734 for stores that have been or will be closed or sold were recorded during the thirty-seven week period ended September 20, 1997.

EXTRAORDINARY ITEM

In connection with the Delchamps acquisition and the Recapitalization, the Company retired certain long-term debt prior to its scheduled maturity. Early retirement of such debt resulted in extraordinary losses of $870
(net of income tax benefit of $518) during the twelve week and thirty-seven week periods ended September 20, 1997. There were no extraordinary items during the thirty-six week period ended September 12, 1998.


OPERATING INCOME

Operating income was $17,695 or 3.7% of net sales and $8,282 or 2.9% of net sales for the twelve week periods and was $36,509 or 2.6% of net sales and $27,821 or 3.2% of net sales for the thirty-six week and thirty-seven week periods ended September 12, 1998 and September 20, 1997, respectively. The increase in operating income was due to the factors discussed above.

EBITDA

EBITDA represents net income before interest income, interest expense, income taxes, depreciation and amortization and LIFO charges/credits and is calculated before any deduction for nonrecurring charges.
EBITDA increased $13,689 or 79.3% to $30,960 or 6.5% of net sales in the third quarter of fiscal 1998 as compared to $17,271 or 6.0% of net sales in the third quarter of fiscal 1997. EBITDA increased $23,304 or 44.0% to $76,316 or 5.3% of net sales for the thirty-six week period ended September 12, 1998 as compared to $53,012 or 6.1% of net sales for the thirty-seven week period ended September 20, 1997. EBITDA increased primarily due to an increase in sales due to the Delchamps acquisition. The decrease in EBITDA as a percentage of net sales for the thrity-six week period ended September 12, 1998 was due primarily to the increase in direct store expenses and warehouse expenses discussed above. EBITDA as presented is consistent with the definition used for covenant purposes contained in the Indenture governing the Company's Senior Notes and Senior Subordinated Notes.
EBITDA is a widely accepted financial indicator of a company's ability to service debt. However, EBITDA should not be construed as an alternative to operating income, net income or cash flows from operating activities (as determined in accordance with generally accepted accounting principles) and should not be construed as an indication of the Company's operating performance or as a measure of liquidity. EBITDA as defined by the Company may not be comparable to similarly titled measures reported by other companies.

NET INTEREST EXPENSE

Net interest expense was $16,625 in the third quarter of fiscal 1998 as compared to $9,414 in the third quarter of fiscal 1997 and was $48,273 and $26,066 for the thirty-six week and thirty-seven week periods ended
September 12, 1998 and September 20, 1997, respectively.   The increase
in interest expense was primarily due to interest expense on the $200 million Senior subordinated notes issued in September 1997 in connection with the Delchamps acquisition.

INCOME TAX EXPENSE (BENEFIT)

Income tax expense for the twelve weeks and thirty-seven weeks ended September 20, 1997 was 40.6% and 33.6%, respectively, of pre-tax income compared to the federal and state statutory rate of 37.3%. The income tax benefit for the twelve weeks and thirty-six weeks ended September 12, 1998 was 37.7% and 33.0%, respectively, of pre-tax loss compared to the federal and state statutory rate of 37.3%; the difference in rates for the twelve weeks and thirty-six weeks ended September 12, 1998 occurred primarily because goodwill relating to the Delchamps acquisition is deductible for financial reporting purposes but not for income tax purposes.

NET INCOME (LOSS)

Net income (loss) for the twelve weeks ended September 12, 1998 was $667 compared to ($1,542) for the twelve weeks ended September 20, 1997. Net income (loss) for the thirty-six weeks ended September 12, 1998 was ($7,884) compared to $296 for the thirty-seven weeks ended September 20, 1997. The decrease in net income resulted primarily from the increase in interest expense discussed above. Net income (loss) attributable to common shareholders decreased to ($14,187) for the thirty-six weeks ended September 12, 1998 compared to ($5,366) for the thirty-seven weeks ended September 20, 1997 and reflects the cumulation of dividends on preferred stock issued in the Recapitalization.

LIQUIDITY AND CAPITAL RESOURCES

Due to the Recapitalization and acquisition of Delchamps in September
1997 the Company has become highly leveraged and has certain restrictions on its operations. At September 12, 1998, Jitney-Jungle had $574,806 of total long-term debt (including capitalized leases and current installments) and a shareholders deficit of $181,607.

The Company's principal uses of liquidity have been to fund working capital, meet debt service requirements and finance Jitney-Jungle's strategic plans. The Company's principal sources of liquidity have been cash flow from operations and borrowings under the Senior Credit Facility. Outstanding borrowings at September 12, 1998 were $103,317 under the Senior Credit Facility.

Cash used in operating activities during the thirty-six week period ended September 12, 1998 was $12,562. Cash provided by operating activities during the thirty-seven week period ended September 20, 1997 was $74,566. Restructuring obligations decreased due to the payment of restructuring obligations. Notes and accounts receivable increased primarily due to an increase in receivables from vendors. Accrued expenses decreased primarily due to the payment of interest on Senior Notes, Senior Subordinated Notes and the Senior Credit Facility.

Net cash used in investing activities was $39,835 and $261,271 for the thirty-six week and thirty-seven week periods ended September 12, 1998 and September 20, 1997, respectively. The Company paid approximately $5,137 in cash to former Delchamps shareholders and deposited $13,798 in cash with the clerk of court of Mobile County Alabama as required by law in connection with the appraisal proceeding described below. The Company realized proceeds from the sale of 10 stores which were required to be sold by the Federal Trade Commission due to the Delchamps acquisition and also sold land for $4,483.

Net cash provided by financing activities was $48,907 and $188,944 for the thirty-six week and thirty-seven week periods ended September 12, 1998 and September 20, 1997, respectively. The principal sources of funds in financing activities for the thirty-six week period ended September 12, 1998 were the borrowings under the Senior Credit Facility. The principal uses of funds in financing activities for the thirty-six week period ended September 12, 1998 were the payment of capital lease obligations.

Management believes that the Company will be able to finance capital expenditures and other cash requirements for the remainder of fiscal 1998 through cash flows from operations and borrowings under its Senior Credit Facility. Capital expenditure plans are continuously evaluated and modified from time to time depending on cash availability and other economic factors. The Company considers acquisition opportunities from time to time. Any such future acquisitions may require the Company to seek additional debt or equity financing.

ENVIRONMENTAL MATTERS

The Company's expenditures to comply with environmental laws and regulations at its gas stations and supermarkets primarily consist of those related to closing or upgrading underground storage tanks and retrofitting chloroflurocarbon ("CFC") chiller units. The Company's unreimbursed costs for remediation at the 16 locations which have had leaks or spills have not been material. The Company is in the process of complying with the requirements of the Resource
Conservation and Recovery Act of 1980, as amended (the "RCRA") regarding underground storage tanks which must be met by the end of calendar 1998. In order to comply with the RCRA, the Company spent $30,000 to close non-compliant tanks during the thirty-six weeks ended September 12, 1998 and $500,000 to upgrade non-compliant tanks during fiscal 1997 and the 35 weeks ended January 3, 1998. The Company estimates that it will cost between $120,000 to $210,000 to upgrade the remaining non-compliant tanks during the remainder of fiscal 1998. The Company is in the process of retrofitting all of its chillers to use non-chloroflurocarbon based refrigerants in anticipation of the phase out of the manufacture of chloroflurocarbon pursuant to the Clean Air Act. The Company has budgeted $145,000 for the fourth quarter of fiscal 1998 and $183,000 for fiscal 1999 to retrofit all of its remaining CFC chiller units.

YEAR 2000

During calendar years 1996 and 1997, the Company's Information Systems Department conducted an extensive information systems review of all primary systems, such as financial, payroll, human resources, employee benefits, purchasing, merchandising, retail/pricing, warehousing and store management as well as secondary systems such as catering, damage reclamation and loss prevention. This review evaluated these systems in terms of their Year 2000 compliance, flexibility to absorb Delchamps' operations, capacity, general efficiency, compatibility and competitive advantage. The department recommended, and the Company is implementing, the replacement or upgrading all of the Company's primary and secondary systems, most of which were 10 to 15 years old. From March 1997 to September 12, 1998, the Company spent approximately
$3.3 million to replace its financial, payroll, human resources and employee benefits systems. The Company's other primary systems (purchasing, merchandising, retail/pricing, warehousing and store management, and various operating systems) are either being upgraded for Year 2000 compliance through regular maintenance updates or are scheduled to be replaced by May 31, 1999, at an estimated cost of $3.0 million, at which time all potential Year
2000 problems in the Company's primary systems should be resolved. Although the Company's operations are not dependent on its secondary systems, the Company has spent $250,000 as of September 12, 1998 upgrading these systems and anticipates spending approximately an additional $1 million in order to complete that project by the end of June 1999, at which time all potential Year 2000 problems in the Company's secondary systems should be resolved. All of the funds reported or estimated in this report have been or will be reported as capital expenditures. The normal annual software support which includes Year 2000 upgrades are included in the normal
Information Systems Department operating expense budget. All funds for Year 2000 projects are derived from operating proceeds. No primary information systems projects have been deferred as a result of the Year 2000 efforts. The Company has engaged an independent contractor to verify compliance on the primary systems modules. No assurances can be given, however, that all Year 2000 problems will be effectively resolved on schedule or before the Year 2000. Any such problems, if not resolved, could have a material adverse effect on the Company's business, financial condition and results of operations.

The Company has sent a survey to its significant third party suppliers, financial institutions and insurance companies (i) inquiring into their Year 2000 compliance status, (ii) seeking commitments of their intention to become Year 2000 compliant and (iii) gathering information to assess the effect of any non-compliance on the Company's operations. No assurances can be given that these third parties will become Year 2000 compliant. Any such non-compliance could have a material adverse effect on the Company's business, financial condition and results of operations.

The most reasonably likely worst case Year 2000 scenario would result in the failure to order or acquire new products for warehouse or store replenishment. The Company has established a disaster recovery plan that is available as a reasonable contingency plan. Through this disaster recovery plan, manual processes are outlined that will enable the Company to order and obtain available products for delivery to the stores without reliance on existing primary technology normally used by the Company.

SEASONALITY

No material portion of the Company's business is affected by seasonal fluctuations, except that sales are generally stronger in the fourth quarter as a result of Thanksgiving, Christmas and New Year's Day.

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








PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

In May 1998, the Company's wholly-owned subsidiary Delchamps, Inc. instituted a proceeding in the Circuit Court of Mobile County, Alabama petitioning the court to determine the fair value (as defined in the Alabama Business Corporation Act) of 689,884 shares of former
Delchamps, Inc. common stock held by persons purporting to exercise dissenters' rights in connection with the Delchamps acquisition. Delchamps, Inc. estimates such fair value to be $20 per share; the dissenting shareholders have demanded payment of $68 per share. The Company has deposited $20 per share in cash with the clerk of the court, as required by law. In its financial statements, the Company has accounted for the acquisition of these shares at a price of $30 per share, which was the price paid by the Company to other former Delchamps, Inc. shareholders. Any final determination that the shares formerly held by dissenting shareholders have a fair value of less or more than $30 per share would be reflected as a decrease or increase in the Company's goodwill, which is being amortized over a 40 year period. The Company does not expect the outcome of this matter to have a material effect on the Company's results of operations or the price of the acquisition, although no assurances can be given.

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

ITEM 2.  CHANGE IN SECURITIES

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
None.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.  OTHER INFORMATION

In late September of 1998, the Company's operations were temporarily affected by Hurricane Georges. As a result of the storm approximately 85 stores were temporarily closed primarily along the Gulf Coast in the states of Florida, Alabama, Mississippi and Louisiana. Most stores were closed for only a few hours with the worst affected store being closed for less than five days. The Company experienced lost product, limited physical damage to certain of its stores and equipment, interruptions to its normal business operations and extra expenses incurred as a result of the storm. The Company is fully insured for all of the aforementioned adverse consequences resulting from the storm and is working with its insurance carrier's representatives to document its losses and recover the insurance proceeds. The amount of such loss is still being assessed by the Company. On October 5, 1998, the Company secured an amendment to its Revolving Credit Agreement to add an additional $25 million of supplemental availability to its existing line of credit to provide for additional cash flow needs, if necessary, as a result of the interruption of business caused by the storm. The additional $25 million of supplemental availability to the Revolving Credit Agreement expires on January 15, 1999. No funds under the additional $25 million of supplemental availability have been drawn to date.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

       Exhibit No.
       --------------

       * 4.1 Amendment and Waiver Agreement No.1 dated April 10, 1998 to Amended and Restated Revolving Credit Agreement dated September 15, 1997 by and among Fleet Capital Corporation and the Company.

       * 4.2 Amendment and Waiver Agreement No.2 dated June 19, 1998 to Amended and Restated Revolving Credit Agreement dated September 15, 1997 by and among Fleet Capital Corporation and the Company.

       * 4.3 Amendment and Waiver Agreement No.3 dated October 5, 1998 to the Amended and Restated Revolving Credit Agreement dated September 15, 1997 by and among Fleet Capital Corporation and the Company.

       * 27.1   Financial Data Schedule

       * Filed herewith.

(b)  Reports on Form 8-K

	None

				  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



				    JITNEY-JUNGLE STORES OF AMERICA, INC.
				    (Registrant)



				    /s/ David R. Black
				    -----------------------
				    David R. Black
				    Senior Vice President - Finance
				    Chief Financial Officer



Dated: October 27, 1998