Form 10-Q/A
period 1998-09-12
JITNEY JUNGLE STORES OF AMERICA INC /MI/
filed 1998-10-28
CIK 1005408

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

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in Thousands Except Per Share Amounts)

				   36 Weeks         37 Weeks                12 Weeks        12 Weeks
				    Ended            Ended                    Ended           Ended
				   Sept 12,         Sept 20,                 Sept 12,        Sept 20,
				     1998             1997                     1998            1997
				  (Unaudited)       (Unaudited)             (Unaudited)     (Unaudited)
				----------------  ----------------        -------------    ---------------
NET SALES                        $     1,432,963   $      873,590            $  474,371      $  286,651
				----------------  ----------------        -------------    ---------------
COSTS AND EXPENSES:
	Cost of goods sold             1,058,083          652,927               343,789         214,343
	Direct store expenses            284,952          147,766                94,920          50,358
	Warehouse, administrative
	  and general expenses            52,875           39,597                17,967          10,926
	Nonrecurring charges                 544            5,479                                 2,742
	Interest expense - net            48,273           26,066                16,625           9,414
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