Form 10-K
period 1999-01-02
JITNEY JUNGLE STORES OF AMERICA INC /MI/
filed 1999-04-02
CIK 1005408

UNITED STATES
		   SECURITIES AND EXCHANGE COMMISSION
			Washington, D.C.  20549

			       FORM 10-K

	    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
		  OF THE SECURITIES EXCHANGE ACT OF 1934


For the fiscal year ended January 2, 1999
			  _______________

Commission file number    33-80833
			  ________

		 JITNEY-JUNGLE STORES OF AMERICA, INC.
		 _____________________________________

	(Exact name of registrant as specified in its charter)

      Mississippi                                   64-0280539
______________________________       ______________________________________
(State or other jurisdiction         (I.R.S. Employer Identification Number)
of incorporation or organization)

    1770 Ellis Avenue, Suite 200, Jackson, MS          39204
    _________________________________________          _____

    (Address of principal executive offices)        (Zip Code)

			      (601) 965-8600
	     ___________________________________________________
	     (Registrant's telephone number, including area code)


SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:       NONE
								  ____
SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:       NONE
								  ____

Indicate by check mark whether the registrant (1) has filed
all reports required to be filed by Section 13 or 15(d) of the
Securities Exchange Act of 1934 during the preceding 12
months (or for such shorter period that the Registrant was
required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  YES    X        NO
						    _______         _____

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

The number of shares of registrant's Common Stock, par value one cent ($.01) per share, outstanding at April 2, 1999, was 425,280.


			  ITEMS SUBJECT TO FORM 12b-25
      The following items of this Form 10-K are the subject of a Form 12b-25 report filed with the Commission on April 2, 1999, and are not included herein:
Items 6, 7, 8, 9, 14 (1), and 14 (27.1).

			     CAUTIONARY NOTICE
			     _________________


	This Annual Report on Form 10-K may contain forward-looking statements regarding future expectations about the Company's business, management's plans for future operations or similar matters. The Company's actual results could differ materially from those anticipated in such forward-looking statements due to several important factors including the following: deterioration in economic conditions generally or in the Company's markets, unusual or unanticipated costs or consequences relating to, or changes in any acquisition and/or divestiture plans, demands placed on management by the substantial increase in the Company's size due to the acquisition of Delchamps, unanticipated or unusual distribution problems, breakdown of quality control, competitive pressures, restrictions and costs associated with the Company's leveraged capital structure and limitations imposed by its debt agreements, labor disturbances, and customer dissatisfaction. Forward-looking statements speak only as of the date made, and the Company undertakes no obligation to update or revise such statements to reflect new circumstances or unanticipated events as they may occur.

		   JITNEY-JUNGLE STORES OF AMERICA, INC.

			      TABLE OF CONTENTS


      ITEM                                                          PAGE
      ____                                                          ____
				    PART I
				    ______

	1.      Business                                             3

	2.      Properties                                           8

	3.      Legal Proceedings                                    9

	4.      Submission of Matters to a Vote of Security
			Holders                                     10


				    PART II
				    _______

	5.      Market for the Registrant's Common Equity and
			Related Stockholder Matters                 10


				  PART III
				  ________

	10.     Directors and Executive Officers of the
			Registrant                                  44

	11.     Executive Compensation                              48

	12.     Security Ownership of Certain Beneficial
			Owners and Management                       52

	13.     Certain Relationships and Related Transactions      54


				 PART IV
				 _______

	14.     Exhibits, Financial Statement Schedules and
			Reports on Form 8-K                         56

Item 1.  Business

General

     Jitney-Jungle Stores of America, Inc. and subsidiaries (the "Company") is a leading operator of supermarkets in the Southeast. As of January 2, 1999 the Company operated 198 stores located throughout
Mississippi, Alabama and Louisiana and in selected markets in Tennessee, Arkansas and Florida. The
Company is the largest supermarket operator in Mississippi, with 82 stores.

     On July 8, 1997, the Company entered into a definitive merger agreement with Delchamps, Inc. ("Delchamps"), an Alabama corporation. On September
12, 1997, Delta Acquisition Corporation ("DAC") a wholly owned subsidiary of the Company, completed an all cash tender offer for shares of Delchamps and accepted for payment approximately 75% of such shares. On November
4, 1997, DAC was merged with and into Delchamps.
Delchamps was the surviving corporation and became a wholly-owned subsidiary of the Company. In connection with the acquisition, the Company, among other things, (i) issued and sold $200 million of unsecured senior subordinated notes due 2007 (the "Senior Subordinated
Notes") and (ii) entered into a $150 million revolving credit agreement (the "Senior Credit Facility") with Fleet Bank, N.A., which replaced the then existing $100 million revolving credit agreement ("Credit Facility") with Fleet Bank, N.A.

     The proceeds from the sale of the Senior
Subordinated Notes and the  borrowing under the Senior
Credit Facility and the use of existing cash balances of the Company were used to repay certain outstanding
Delchamps indebtedness, purchase Common Stock from Delchamps shareholders and pay fees and expenses related to the acquisition of Delchamps.

     Through a public offering, the Company issued and sold the Senior Subordinated Notes which bear interest at a rate of 10 3/8% per annum, payable semi-annually on March 15 and September 15 of each year. In addition, the Company entered into a revolving credit agreement on March 5, 1996 which provided a $100 million Credit
Facility and subsequently, on September 15, 1997 the Company amended and restated the agreement to provide a $150 million Senior Credit Facility. The Senior Credit Facility was further amended and restated on March 1, 1999 to provide a $162.3 million facility. The borrowings outstanding under the Senior Credit Facility at January 2, 1999 were $112.9 million. The commitments under the Senior Credit Facility will terminate, and all loans outstanding thereunder will be required to be repaid in full on March 15, 2004. Both the Senior Subordinated Notes and the Senior Credit Facility restrict future payment of dividends.

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

Store Formats

     Through its 80 years of operations in the Southeast, the Company has developed a strong consumer franchise, with many of its stores located in prime, high-traffic sites that provide significant competitive advantages. The
Company currently operates supermarkets under three formats, each targeting specific market segments: (i) conventional supermarkets operating under the "Jitney-
Jungle" and "Delchamps" name, (ii) combination food and drug supermarkets operating primarily under the "Jitney Premier" and "Delchamps Premier" name and (iii) discount supermarkets operating primarily under the "Sack and Save" name. The Company currently operates 198 supermarkets (161 conventional stores averaging approximately 35,000 square feet, 21 Premier combination stores averaging approximately 52,000 square feet and 16 discount stores averaging approximately 61,500 square feet), 54 gasoline stations and 10 liquor stores including recent changes made subsequent to fiscal year end. Of the 161 conventional, 54 have departments sufficient to be combination stores but have not been converted to the Premier format. All of the Company's conventional and combination supermarkets utilize a "Hi-Lo" pricing strategy (featuring competitive prices on all product offerings as well as a selection of items that are promoted at lower prices to generate increased customer traffic), offer a wide range of specialty departments and deliver high levels of service to customers. The Company has developed its "Gold Card" frequent shopper program (which gives customers discounts and promotions not available to non-participating customers). This program has been in effect in the Jitney stores since January 1997 and was introduced in the Delchamps stores during the first half of 1998. Also, the 21 combination supermarkets offer expanded general and specialty merchandise, a wider range of full-service departments, expanded beauty care and pharmacy departments, and superior customer service. The
Company's 16 discount supermarkets utilize an everyday low price strategy (featuring consistently low prices aimed at the value conscious shopper). The discount supermarkets have lower operating costs than the conventional and combination supermarkets due to fewer service departments, lower customer service levels and enhanced productivity methods. The Company also operates 54 gasoline stations and 10 liquor stores at selected supermarket sites. The Company features nationally advertised and distributed merchandise, and also markets food products under a private label program.

Competition

     The Company's business is highly competitive. Competition is based primarily on supermarket location, price, service, convenience, cleanliness and product quality and variety. The Company competes with several national, regional and local supermarket chains. The Company is also in competition with convenience stores, stores owned and operated or otherwise affiliated with large food wholesalers, unaffiliated independent food stores, merchandise clubs, discount drugstore chains and discount general merchandise chains. The Company's principal competitors have greater financial resources than the Company and could use those resources to take steps which could adversely affect the Company's competitive position and financial performance, and the Company's ability to compete may be adversely affected by its high leverage and the limitations imposed by its debt agreements.

Employees

As of March 31, 1999, the Company employed approximately 17,000 people, of whom approximately 44% were full-time and 56% were part-time employees. None of the employees of the Company are covered by a collective bargaining agreement.

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

Trade Names, Service Marks, Trademarks and
Franchises

     The Company uses a variety of trade names, service marks and trademarks. Except for "Jitney-Jungle", "Sack and Save", and "Pump and Save", the Company does not believe any of such trade names, service marks or trademarks are material to its business. "Jitney-Jungle" is registered with the U.S. Patent and Trademark Office and "Sack and Save", and "Pump and Save" are registered in the various states where the company operates. The
Company is in the process of registering "Delchamps" with the U.S. Patent and Trademark Office.

Environmental Matters

     The Company is subject to federal, state and local laws and regulations including those relating to environmental protection, workplace safety, public health and community right-to-know. The Company's supermarkets are not highly regulated under environmental laws since the Company does not engage in any industrial activities at these locations. The principal environmental requirements applicable to the Company's operations relate to the ownership or use of tanks for the storage of petroleum products, such as gasoline and diesel fuel, the operation of on-site paper trash incinerators, and the operation of an on-site printing facility. The Company operates 56 locations (including all 54 of the Pump and Save locations), and has retained responsibility for three former facilities, at which petroleum products were stored in underground tanks. The Company has instituted an environmental compliance program designed to insure that these tanks are in compliance with applicable technical, operational and regulatory requirements, including periodic inventory reconciliation and integrity testing. The
Company also operates small incinerators at 18 locations which burn paper trash and has air permits for these facilities. In addition, the Company's printing facility is subject to air and hazardous waste regulations. The Company's locations may have asbestos-containing materials which must be managed in accordance with environmental laws and regulations. However, the Company does not believe that the cost of such management will be material. The Company believes that the locations where it currently operates are in substantial compliance with regulatory requirements.

     The Company has undertaken programs to comply with all current regulatory obligations. First, at five locations, the Company had to comply with petroleum tank upgrade or closure requirements under the Resource Conservation and Recovery Act of 1980, as amended, ("RCRA") (including all applicable requirements of state regulatory agencies) which were met by the end of 1998. Second, during 1999, the Company is planning to complete retrofitting of its chlorofluorocarbons ("CFC") chiller units to utilize non-CFC based refrigerants pursuant to the phase-out of CFCs under the Clean Air Act. Future events, such as changes in existing laws and regulations or their interpretation and the approach of other compliance deadlines may or will give rise to additional compliance costs or liabilities. Compliance with more stringent laws or regulations, as well as different interpretations of existing laws, may require additional expenditures by the Company which may be material.

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

     The Company may be eligible for reimbursement or payment for remediation costs associated with future releases from its regulated underground storage tanks and has obtained such reimbursement in the past. The states in which the Company operates each maintain a fund to assist in the payment of remediation costs and injury or damage to third parties from releases from certain registered underground tanks. Subject to certain deductibles, the availability of funds, compliance status of the tanks and the nature of the release, these funds have been and may be available to the Company for use in remediating releases from its tank systems. Due to the availability of such funds, the Company's unreimbursed cost for remediation at all of the facilities which have had leaks or spills from underground storage tanks has not been material. All significant required expenditures in connection with the clean up of such leaks and spills have been made at such locations, except at two locations which are undergoing remediation investigation and three other locations which are currently being monitored. Remediation expenses at all the locations which are currently the subject of environmental investigation or remediation are anticipated to cost up to $240,000 in fiscal 1999 and approximately

$125,000 per year thereafter, substantially all of which is subject to reimbursement as described above. In addition, the Company has obtained insurance coverage for bodily injury, property damage and corrective action expenses resulting from releases of petroleum products from underground storage tanks during the covered period at all 55 underground storage tank locations (54 Pump and Save locations plus a transportation fuel island located in Jackson, MS).

     Other than expenditures relating to the remediation of tank leaks and spills described above, the Company's expenditures to comply with environmental laws and regulations have primarily consisted of those related to tank upgrading and retrofitting CFC chiller units. The Company spent $170,000, $130,000, $914,000 and $468,000 for such activities during fiscal 1998, 1997 stub, fiscal 1997 and 1996, respectively. Between approximately $175,000 and $200,000 in expenditures are contemplated for retrofitting the CFC units in fiscal 1999. All expenditures necessary to upgrade all Pump and Save tanks to comply with 1998 tank standards were completed in fiscal 1998. These regulatory compliance costs are not covered by insurance.

Governmental Regulation

     The Company is subject to regulation by a variety of governmental agencies, including but not limited to the United States Food and Drug Administration, the United
States Department of Agriculture and other federal, state and local agencies.


Fiscal Year Change

     The Company reports results of operations on a 52 or 53 week fiscal year. For fiscal years 1996 and 1997 the fiscal year ended on the Saturday nearest to April 30 of each year. The Company changed its fiscal year end on January 3, 1998 to the closest Saturday to December 31 of each year. This change created a "stub" year of 35 weeks for fiscal year ended January 3, 1998.

Item 2.  Properties
___________________

     The following table recaps store data for fiscal
1998, 1997 stub, 1997 and 1996:




						 Fiscal
				      __________________________
				      1998    1997   1997   1996
					      stub
				    ______  ______ ______ ______
Stores                Beginning of     217     105    103    106
		       Year
		      Acquired                 118
		      Opened             3              2      4
		      Closed            22       6             7
				    ______  ______ ______ ______
		      End of Year      198     217    105    103
				    ======  ====== ====== ======

Store Composition     Conventional     165     185     76     72
  at Year End         Combination       17      11      2      2
		      Discount          16      21     27     29
				    ______  ______ ______ ______
		      Total            198     217    105    103
				    ======  ====== ====== ======

Average Square Feet   Conventional  35,300  35,000 26,500 26,000
		      Combination   52,000  56,000 56,900 56,100
		      Discount      61,500  60,000 57,800 57,100

Store Locations       Mississippi       82      89     73     71
  at Year End         Alabama           49      53     11     11
		      Arkansas           5       5      5      5
		      Florida           15      17      2      2
		      Tennessee          6       7      7      7
		      Louisiana         41      46      7      7
				    ______  ______ ______ ______
		      Total            198     217    105    103
				    ======  ====== ====== ======

Gasoline Stations     Beginning of      54      53     46     37
			Year
		      Opened             2       2      7     11
		      Closed             2       1      0      2
				    ______  ______ ______ ______
		      End of Year       54      54     53     46
				    ======  ====== ====== ======

Gasoline Station      Mississippi       45      45     43     38
  Locations           Alabama            2       2      2      2
  at Year End         Arkansas           2       2      2      1
		      Florida            0       1      1      1
		      Tennessee          5       4      4      3
		      Louisiana          0       0      1      1
				    ______  ______ ______ ______
		      Total             54      54     53     46
				    ======  ====== ====== ======







     All of the Company's store properties are leased, with the exception of one store. These leases generally obligate the Company to pay its proportionate share of real estate taxes, common area maintenance charges and insurance costs. In addition, such leases generally provide for percentage of sales rent when sales from the store exceed a certain dollar amount. These leases are usually long-term, with one or more renewal options. With the exception of three leases which will expire in 1999 (two of which are in negotiations for new leases) and with the exception of four leases, one of which will expire in each of the years 2001 through 2004, all leases will expire between 2005 and 2043 if the Company exercises all of its renewal options. The Company owns all of its furnishing and fixtures in all supermarkets except for approximately $3.2 million of supermarket point-of-sale equipment which is leased, and has made various leasehold improvements to these supermarket sites. It is anticipated that the Company will own the furnishings and fixtures in all supermarkets under construction.

     At the beginning of the year, certain parties affiliated with the Company held 20 leases, representing approximately 23% of the dollar amount of the Company's capital leases. Through disposition by these parties and/or the Company, this number was reduced to 8 leases by the end of the year and now represents approximately 6% of the dollar amount of the Company's capital leases. Management believes that each of these leases was contracted for on an arm's length basis and contains terms that are no less favorable to the Company than could have been obtained with non-affiliated parties at the time each was entered into.

     The Company owns all of its warehouse and distribution facilities except for a 120,000 square-foot dry grocery and health and beauty care facility and a 177,000 square foot dry grocery warehouse which the Company occupied in July 1998. The leases on these facilities expire on July 31, 2004 and September 30, 2006, respectively (including all renewal options). The table below details Jitney-Jungle's warehousing and distribution facilities by function. These warehouses and distribution facilities are located in Jackson, Mississippi.



Function                                   Square Feet
________                                   ___________
Dry Grocery ...........................       415,000
Dry Grocery (new) .....................       177,000
Meat and Dairy ........................        90,000
Dry Grocery and Health and Beauty Care.       120,000
Transportation and Damage Reclaim......        73,000
Produce, Eggs and Floral...............        67,000
Frozen Foods...........................        79,000
					    _________
Total  Warehouse.......................     1,021,000
					    =========



     During the year, management consolidated the corporate headquarters of the Company's combined operations into the existing corporate headquarters of Jitney-Jungle in Jackson, Mississippi. A divisional office was opened in Mobile and the Delchamps' Mobile headquarters which occupied a 65,000 square-foot building was closed and is presently being offered for sale. A 2.7 acre parcel adjacent to the headquarters was sold in December 1998. In addition, the 665,900 square-foot
Hammond warehouse was closed and is also being offered for sale (including a 175-acre parcel adjacent to the warehouse). Likewise, ten undeveloped parcels of land owned by the Company are presently being offered for sale.


Item 3.  Legal Proceedings and Legal Matters


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

     Pursuant to a Federal Trade Commission Consent
Order dated January 28, 1998, approving the Agreement
Containing Consent Order entered into in September 1997 by the Company in connection with the Delchamps
Acquisition, the Company may not acquire or lease any supermarket for a 10-year period in Hancock, Harrison, Jackson, Lamar, Forrest and Warren Counties in
Mississippi and Escambia County in Florida without complying with notice and waiting period requirements similar to those imposed under the Hart-Scott-Rodino
Antitrust Improvements Act of 1976. Such counties, generally, are those where stores were located which were required to be divested by the Federal Trade Commission in connection with the Delchamps Acquisition. Metropolitan areas located in such counties include Vicksburg, Hattiesburg, Gulfport, Biloxi, Pascagoula and Waveland,
Mississippi and Pensacola, Florida. The Company is permitted to construct supermarkets in such counties without prior notice to the Federal Trade Commission. In addition, the Company is prohibited from attempting to restrict the ability of any other person to operate a supermarket that the Company (including Delchamps) formerly owned in those counties.

     Other than with respect to the foregoing matters, the Company is not a party to any material pending legal proceedings except ordinary litigation incidental to the conduct of its business and the ownership of its properties.


Item 4. Submission of Matters to a Vote of Security Holders

     There were no matters submitted to a vote of security holders during the fourth quarter of its fiscal period ended January 2, 1999.

				PART II

Item 5. Market for the Registrant's Common Equity and Related Stockholder Matters

     The Company is closely held and is not actively traded at this time; therefore, there is not a current market.

     As of January 2, 1999, there were thirty-five (35) holders of record of Common Stock.

     There were no dividends paid by Jitney-Jungle to its shareholders during fiscal 1998, fiscal 1997 stub, fiscal
1997 or fiscal 1996. The Senior Subordinated Notes and the Senior Credit Facility entered into by the Company restrict future payment of dividends.

				PART III



PART III

Item 10.  Directors and Executive Officers of the
	  Registrant


     The Company's Board of Directors currently has
ten directors, each serving a one-year term of office (or
until a successor is duly elected and qualified).   Executive
officers of the Company serve at the discretion of the Board of Directors. For information concerning certain arrangements with respect to the election of directors, see Certain Relationships and Related Transactions--
Shareholders Agreement.



Directors and Executive Officers

Name                                    Age             Position
W.  H. Holman, Jr.                       68             Chairman Emeritus, Director
Michael E. Julian                        48             Chairman and Chief Executive Officer
Ronald E. Johnson                        48             Director, President and Chief Operating Officer
R.  Barry Cannada                        43             Chief Administrative Officer, Executive Vice President
Richard D. Coleman                       44             Executive Vice President, Chief Financial Officer




Directors and Executive Officers (Continued)





Stephen R. Harmon                        46             Executive Vice President - Marketing and Merchandising
David R. Black                           46             Senior Vice President, Finance - Assistant Secretary
Jerry  L. Jones                          47             Senior Vice President - Human Resources
Dane C. Truhett                          41             Senior Vice President - Information Services
W.  H . Holman, III                      35             Secretary
Donald D. Bennett                        62             Director
Bruce C. Bruckmann                       45             Director
Joseph H. Fernandez                      46             Director
Roger P. Friou                           64             Director
John M. Moriarty, Jr.                    42             Director
Harold O. Rosser, II                     50             Director
Stephen C. Sherrill                      45             Director



     W. H. Holman, Jr., has been Chairman Emeritus since August, 1998 and previously served as Chairman from 1967 to 1998 and as Chief Executive Officer from 1967 until February 1997. Mr. Holman is the father of W.
H. Holman, III.

     Michael E. Julian has been Chairman of the Board
since August, 1998 and Chief Executive Officer since
February 1997 and served as President from May 1997 to
December 1997.  He has also served as a director since
April 1996.   From September 1988 to May 1997, Mr.
Julian was Chairman, President and Chief Executive
Officer of Farm Fresh, Inc. ("Farm Fresh"). *

     Ronald E. Johnson has been a director since May
1996 and President and Chief Operating Officer since
December 1997.  He served as Chairman
and Chief Executive Officer of Farm Fresh from February
1997 to March 1998.  From January 1995 to January
1997, Mr. Johnson served as Chairman, President and
Chief Executive Officer of Kash n' Karry  Food Stores,
Inc. ("Kash n' Karry") and prior to January 1995 as Executive Vice President and Chief Operating Officer of
Farm Fresh.*

     R. Barry Cannada has been Chief
Administrative Officer since July of 1998 and  Executive
Vice President, General Counsel, and Assistant Secretary since January 1998. Mr. Cannada previously was as a partner with the law firm of Butler, Snow, O'Mara, Stevens & Cannada, PLLC from 1981 to 1997.

     Richard D. Coleman was appointed as Executive
Vice President and Chief Financial Officer of the
Company effective January 4, 1999.  Prior to joining the
Company, he served as Executive Vice President -
Administration and  Chief Financial Officer of  Farm
Fresh  from March 1997 through March 1998.  Mr.
Coleman was employed by Kash n' Karry as Vice
President and Controller from 1988 through 1995 and as Senior Vice President of Administration and Chief
Financial Officer from 1996 until January 1997.*

     Stephen R. Harmon has been Executive Vice
President-Marketing and Merchandising since June, 1997.
 Mr. Harmon served as Retail Grocery-Senior Vice
President-Merchandising of Farm Fresh  from 1982 to
June 1997.*

     David R. Black  has been the Senior Vice
President - Finance and Assistant Secretary since 1996.
From 1996 until January of 1999, he also served as Chief
Financial Officer. Mr. Black joined the Company in 1976 and has held various other positions with the Company including Treasurer, Controller and Assistant Controller.

Directors and Executive Officers (Continued)

     Jerry L. Jones  has been  the Senior Vice President
of Human Resources since January of 1999.  In the latter
half of 1998 he served as Senior Vice President of Risk
Management.  Prior to that he served as Senior Vice
President of Special Projects.  From April 1997 to January
1998 he served as Senior Vice President of
Administration.   He was the Senior Vice President -
Retail Operations from March 1996 to April 1997. He previously served as Senior Vice President - Human
Resources since 1991.  Prior to that, he served as Vice
President,  Human Resources from 1989.

     Dane C. Truhett has been  the Senior Vice
President of Information Services since January 1999,
Vice President of Information Services since November
1997, and Director of Application Development since
1994. Prior to that time, Mr. Truhett was employed by IBM as a consultant.

     W.  H. Holman, III has been Secretary since 1996.
He is also President of Pump And Save, Inc., the
Company's gasoline station subsidiary. He has 13 years of supermarket industry experience, and previously served as the Company's Senior Vice President-Sales and
Marketing. Mr. Holman is the son of W. H. Holman, Jr.

     Donald D. Bennett has been a director since
September 1997.  Mr. Bennett has been Chairman of the
Board of Richfood Holdings, Inc. since 1980.

     Bruce C. Bruckmann has been a director since
1996 and a principal of the BRS Fund since its formation in 1995. Mr. Bruckmann was an officer and subsequently a Managing Director of Citicorp Venture Capital from
1983 through 1995. Previously, Mr. Bruckmann was an associate at the New York law firm of Patterson, Belknap, Webb & Tyler. Mr. Bruckmann is a director of Mediq,
Incorporated, Penhall International, Inc. and Town Sports
International, Inc.

Directors and Executive Officers (Continued)

     Joseph H. Fernandez has been a director since
December 1998.   He is currently an independent investor.
Previously he was the Chairman of the Board, President
and CEO of Buttrey Food and Drug Stores Company
from September 1996 to October 1998.   From September
1993 to September of 1996, Mr. Fernandez served as
President, CEO and director of the same company.

     Roger P. Friou has been a director since 1984 and a private investor since May 1997. Between March 1996 and May 1997 he served as President of the Company, and between 1991 and 1996 he served as Vice Chairman, Chief Financial Officer and Secretary. Other positions previously held by Mr. Friou at the Company include
Executive Vice President and Vice President--Finance and
Controller.  Mr. Friou is a director of Parkway Properties,
Inc.

     John M. Moriarty, Jr. has been a director since
1996.  He has been a Managing Director of Donaldson,
Lufkin & Jenrette Securities Corporation since 1989 and a
Managing Director of DLJ Merchant Banking, Inc. since
1996.

     Harold O. Rosser II has been a director since 1996 and a principal of the BRS Fund since its formation in 1995. Mr. Rosser was an officer and subsequently a Managing Director of Citicorp Venture Capital from 1987 through 1995. Previously, he spent 12 years with Citicorp/Citibank in various management and corporate finance positions. Mr. Rosser is a director of B&G Foods, Inc. and Penhall International, Inc.

     Stephen C. Sherrill has been a director since 1996 and a principal of the BRS Fund since its formation in 1995. Mr. Sherrill was an officer and subsequently a Managing Director of Citicorp Venture Capital from 1983 through 1995. Previously, he was an associate at the New
York law firm of Paul, Weiss, Rifkind, Wharton &
Garrison.  Mr. Sherrill is a director of Alliance Laundry
Systems, LLC, Galey & Lord, Inc., B&G Foods, Inc.,
Mediq Incorporated.


Directors and Executive Officers (Continued)

     *Farm Fresh filed a voluntary petition under federal bankruptcy laws in connection with a "pre-packaged" bankruptcy in January 1998, and the plan of reorganization was confirmed by the Bankruptcy Court in February 1998 and became effective in March 1998.
Kash n' Karry filed a voluntary petition under federal bankruptcy laws in connection with a "pre-packaged" bankruptcy in November 1994. The plan of reorganization was confirmed by the Bankruptcy Court and became effective in December 1994.



Item 11.  Executive Compensation

     The following table summarizes the compensation paid or accrued by the Company during fiscal 1998, 1997 stub, 1997 and 1996 for the Chief Executive Officer and for each of the four most highly compensated executive officers of the Company during fiscal 1998. The table also includes one other individual who was not an executive officer during fiscal 1998 but whose compensation would have placed him among the most highly compensated officers.




							    Summary Compensation Table
_______________________________________________________________________________________________________________
						  Annual Compensation                    Long-Term Compensation
					   ____________________________________ _______________________________
									Other
									Annual  Securities         All Other
								       Compen-  Underlying  LTIP    Compen-
Name and Principal Position        Year        Salary         Bonus    sation   Options    Payouts  sation
								       <FN1>    <FN2>       <FN2>
___________________________        ____        ______         _____   __________ ________  _______  ________

Michael E. Julian, Chairman          1998          $450,000   $450,000    $7,089                     $49,692  <FN5>
and Chief Executive Officer<FN4>   97stub            253,846   248,077     1,353   13,100                263
				     1997             57,692    75,000                               170,000  <FN6>

Ronald E. Johnson, President         1998            400,000   400,000    56,350                       2,030  <FN7>
and Chief Operating Officer        97stub             30,769    30,769             10,400

W.H. Holman, Jr., Former Chairman    1998            350,000               2,778                      18,556  <FN8>
Current Chairman  Emeritus<FN4>    97stub            235,577   117,788     1,988                      10,583
				     1997            331,182   162,920     2,633                      15,795
				     1996            315,100   121,193     2,216          1,894,039   15,840

R. Barry Cannada, Chief              1998            264,904   231,250     2,237                       2,237  <FN9)
Administrative Officer, Executive 97 stub                                           5,385
Vice President, General Counsel
and Assistant Secretary

Stephen R. Harmon, Executive Vice    1998            175,000    87,503    11,888                       8,687  <FN10>
President Merchandising and        97stub            114,231    67,115              1,200
Marketing

David R. Black, Senior Vice          1998            150,000    75,000     1,507                       6,136  <FN11>
President- Finance                97 stub             94,330    76,775     1,112      850              2,024
				     1997            125,000     9,865     1,513                       2,835
				     1996            120,768    13,846     1,327                       2,820







<FN1>  Other annual compensation includes the annual estimated value of an automobile furnished by the Company. Additionally, for Messrs. Julian, Johnson and Harmon annual compensation also includes $3,571, $52,795 and $9,425, respectively, for amounts paid in connection with relocation.


<FN2>  Represents number of shares of securities granted by stock option in applicable periods.

<FN3>  Includes distributions from the Company's deferred
compensation plan. During fiscal 1996, the Company recognized a special charge of approximately $1.8 million attributable to an employment agreement which allows future payments to be received by Mr. Holman, of which $493,768 was received by Mr. Holman in fiscal 1998.

<FN4>  Effective August 14, 1998, Mr. Holman resigned his position as
Chairman of the Board and assumed the position of  Chairman
Emeritus. Simultaneously, Mr. Julian was named Chairman of the Board.

<FN5>  Consists of  $42,855 paid in premiums for a whole life insurance policy for the benefit of Mr. Julian, $2,030 in premiums for group term life insurance and $4,807 in Company contributions under the 401(k) Plan.

<FN6>  Consists of fees for consulting services provided to the Company by Mr. Julian prior to his employment with the Company as Chief Executive Officer.

<FN7>  Consists of premiums for group term life insurance.

<FN8>  Consists of  $14,700 in premiums for group term life insurance
and $3,856 in Company contributions under   the 401(k) Plan.

<FN9>  Consists of premiums for group term life insurance.

<FN10> Consists of $1,045 in premiums for group term life insurance and $1,683 in Company contributions under the 401(k) Plan.

<FN11> Consists of $871 in premiums for group term life insurance and
$5,265 in Company contributions under the 401(k) Plan.

STOCK OPTION PLAN

     The Company has in effect an employee stock
option plan pursuant to which options to
purchase Common Stock of the Company are granted to
certain executives and key officers of
the Company.   There were no option grants during the
1998 fiscal year.



		      Aggregated Exercised Options and
			Fiscal Year-End Option Values

     The following table summarizes the number and value of all unexercised options held by the aforementioned executive officers at January 2, 1999.
There were no options granted in Fiscal 1998.




									    Value of
									   Unexercised
			Shares                                            In-th-Money
		     Acquired on                         Options            Options at
		      Exercised                      Exercisable at       Fiscal Year End
    Name              Options      Value Realized    Fiscal Year End         ($)(FN1)
    ____             ___________   ______________    _______________      _______________
						       exercisable/         exercisable/
						      unexercisable        unexercisable

Michael E. Julian      ----            ----          4366.67/8733.34        224,883.50/
							<FN2>,<FN3>         449,767.01


Ronald E. Johnson      ----            ----          3466.67/6933.34
							<FN2>,<FN3>             0/0


R.  Barry Cannada      ----            ----          1795/3590 <FN2>,<FN3>      0/0


Stephen R. Harmon      ----            ----          400/800 <FN2>              0/0


David R. Black         ----            ----          566.67/283.33 <FN2>     34,850.20/
									     17,424.79


W.  H. Holman,  Jr.    ----            ----           ----/----                 0/0



____________________



<FN1> Assumes the value of the Common Stock as of January
2, 1999 was equal to $ 124.00 per share, as set by the Compensation Committee in December of 1998 for tax reporting purposes. The value is based, as of January 1, 1998, upon the same formula used to acquire the stock of the Company in the recapitalization of the Company in March of 1996. In the opinion of the Compensation
Committee, the business of the Company and the market factors since January of 1998 do not merit any change in that assessment of value.

<FN2> Shares vest in 1/3 portions,  the first third beginning on the first anniversary of  the Vesting Commencement
Date, and the second and third portions respectively on the second and third anniversaries of the Vesting
Commencement Dates.

<FN3> Shares fully vest (a) upon the initial public offering, or
(b) change of control, subject to shareholder approval.

Compensation of Directors

     Each non-employee director of the Company is paid an annual retainer of $12,000 plus fees of $1,000 for each board meeting attended and $500 for each committee meeting attended. Directors are also eligible to receive grants of stock options, stock purchase rights and other stock-based awards under the Company's 1997 Stock
Plan. Directors who are employees of the Company do not receive additional compensation as directors.

Employment Agreements

     W. H. Holman, Jr. has an employment contract with the Company providing for a term of employment through February 28, 2001. The agreement provides that Mr. Holman, Jr. will serve as Chairman of the Board and as Chief Executive Officer, at the discretion of the Board of Directors. The Board of Directors appointed Michael
E. Julian as Chief Executive Officer in January 1997 and
Chairman in August 1998. Pursuant to his employment contract, Mr. Holman will continue to serve on the Board of Directors as Chairman Emeritus until February 28,
2001, with a salary equal to his current salary until February 28, 1999, and and no less than $152,848 salary thereafter.

      Effective February 23, 1997, December 8, 1997,
January 1, 1998, respectively, the Company entered into employment agreements with Messrs. Julian, Johnson and Cannada. The agreements provide for an annual salary of $450,000, $400,000 and $250,000 ($275,000 after July 1,
1998), and an annual bonus of up to 100%, 100% and 75% (100% after July 1, 1998) of such annual salary for Messrs. Julian, Johnson and Cannada, respectively. In addition, the Company has agreed to pay 20% of the difference between the exercise price and the fair market value of the exercised shares should Mr. Julian exercise his options during his employment by the Company.
Either the Company or the officer may terminate the agreement upon thirty days notice. If the Company terminates the employment of Messrs. Julian, Johnson or

Cannada, without cause or the officer terminates for good
reason, the Company must pay such officer a sum equal to
his prorata bonus and severance equal to one year salary
plus estimated bonus.   In addition, the officer will be
entitled to exercise any vested options within three months of the termination of his employment. Each executive has agreed not to compete for a period of one year after the termination of his employment.

     Messrs. Julian, Johnson, Cannada, each have entered into change of control agreements with the Company. These agreements provide that if the officer's employment terminated within two years following a change in control by the Company other than for cause or by the officer for good reason, or if the officer is terminated by the Company in anticipation of the change of control, (i) the officer will be entitled to receive a lump sum severance amount equal to two times such officer's annual salary and bonus and, (ii) if any payment to the officer pursuant to the change of control Agreement would be subject to the 20% excise tax on excess parachute payments, the officer's payment shall be reduced to the greater of (i) the greatest amount that would not be subject to such an excise tax, or (ii) the amount that would result in the greatest after-tax benefit to the executive. A change of control is generally defined to occur upon (i) an acquisition of 20% or more of the total voting power of the outstanding securities of the Company (provided that as long as Bruckmann, Rosser, Sherrill & Co., L.P., beneficially own either (a) more common stock than the acquiring party, or (b) 20% or more of the common stock of the Company, a change of control shall not have occurred), (ii) a change in a majority of the members of the Company's Board of Directors, (iii) the consummation of certain mergers or reorganizations, or (iv) approval by the stockholders of dissolution or liquidation of the Company.


Committees and Meetings of the Board

     The Board of Directors held four regular meetings during Fiscal 1998. All directors attended at least 75% of the total meetings of the Board of Directors and the committees of which they were members.

     The Company has a Compensation Committee of the Board of Directors that is responsible for determining annual salaries and bonuses paid to the Company's senior management and administering the Company's stock option and benefit programs. The current members of the Compensation Committee are Messrs. Friou and Rosser.
There was one meeting of the Compensation Committee during Fiscal 1998.

     The Company has an Audit Committee that
reviews external and internal auditing matters and recommends the selection of the Company's auditors for approval by the Board of Directors. The members of the Audit Committee are Messrs. Bruckmann, Friou and
Moriarty.  There were  three meetings of the Audit
Committee during Fiscal 1998.


401(k) Plan

     The Company maintains the Jitney-Jungle Stores of America, Inc. and Affiliates Profit Sharing Plan and
Trust (the 401(k) Plan) for the benefit of its employees who have satisfied the plan's eligibility requirements.
Participants are permitted to make pretax salary reduction contributions, up to the amount permitted under applicable tax law. The Company makes a matching contribution equal to 50% of each participant's salary reduction contribution, up to a maximum of 2% of the participant's compensation. In addition, the Company may make additional profit sharing contributions at its discretion. Although in prior years the Company has made discretionary profit sharing contributions, it has no obligation to do so in the future. Company contributions become vested when the participant has been credited with five years of service.

Item 12. Security Ownership of Certain Beneficial
	 Owners and Management


     The following table sets forth certain information regarding the beneficial ownership of Common and Preferred Stock as of January 2, 1999, by (i) each director, (ii) the named executive officers set forth in Item 11; and (iii) all executive officers and directors as a group and (iv) the Company's principal stockholders. Other than as set forth in the table below, there are no persons known to the Company to beneficially own more than 5% of the Common Stock.
No Company securities are owned by John M. Moriarty,
Jr., Donald D. Bennett or Joseph H. Fernandez, each of whom is a director of the Company.



			  Number and               Number and          Number and         Number and
Name and Address        Percentage of             Percentage of      Percentage of       Percentage of
 for Beneficial           Shares of             Shares of Class A   Shares of Class B   Share of Class C

Owners over 5%            Common Stock           Preferred Stock    Preferred Stock     Preferred Stock
_________________       ________________         _______________    _______________     _______________
Bruckmann, Rosser,
Sherrill & Co., L.P.    353,750/83.18%<FN1>          ----               ----            75,508/75.60%<FN1>
126 East 56th Street
New York, NY 10022

W. H. Holman, Jr.       29,699/6.98% <FN2>           ----           21,516/7.84%<FN3>    4,742/4.75%
Jitney-Jungle Stores
of America, Inc.
P. O. Box 3409
Jackson, MS 39207

DLJ Merchant                 <FN4>                   ----               ----            15,000/15.02%
Banking Partners,
L.P. and related investors
277 Park Avenue
New York, NY 10172

Michael E. Julian            2,500/*                 ----               ----                 579/*


Roger P. Friou           12,510/2.94%                ----            14/ * <FN3>         1,252/1.25%<FN3>


Bruce C. Bruckmann      353,750/83.18%<FN1><FN5>     ----               ----            75,508/75.60%<FN1>


Harold O. Rosser, II    353,750/83.18%<FN1><FN6>     ----               ----            75,508/75.60%<FN1>


Stephen C. Sherrill     353,750/83.18%<FN1><FN7>     ----               ----            75,508/75.60%<FN1>


Ronald E. Johnson             ----                   ----               ----                20/*


R. Barry Cannada              ----                   ----               ----                20*


Stephen R. Harmon           1,800/*


David R. Black               850/*                   ----               ----                85/*


All directors and
executive officers
as a group <FN12>      406,108/95.49%                ----         21,530/7.84%<FN3>      97,705/97.82%


*Owns less than 1% of the total outstanding Common Stock, Class B
Preferred Stock  and Class C Preferred Stock.

<FN1> The 353,750 shares of Common Stock include
331,732 shares of common stock owned directly by
Bruckmann, Rosser, Sherrill & Co., Inc., L.P.
("BRS") and 22,018 shares to which BRS possesses
sole voting power.  The 75,508 shares of Class C
Preferred Stock include 70,808 shares owned
directly by BRS and 4,700 shares in which it has a
beneficial interest.   BRS is a limited partnership, the
sole general partner of which is BRS Partners and the manager of which is BRS. The sole general partner of BRS Partners is BRSE Associates. Bruce
C. Bruckmann, Harold O. Rosser, II, Stephen C.
Sherrill and Stephen F. Edwards are the only stockholders of BRS and BRSE Associates and may be deemed to share beneficial ownership of the shares shown as beneficially owned by the Fund.
Such individuals disclaim beneficial ownership of any such shares.

<FN2> Includes 10,000 shares of common stock owned
directly and 19,699 shares to which Mr. Holman possesses sole voting power.

<FN3> All shares of Class B Preferred Stock, and 7,119
shares of Class C Preferred Stock, are owned by Trustmark National Bank ("Trustmark") pursuant to an escrow agreement by and among Trustmark, the Company and former Common Stock shareholders of the Company. Certain of the officers of the Company own an interest in the escrow account through which they have a beneficial interest in the number of shares of Class B Preferred Stock and Class C Preferred Stock listed in this table.

<FN4> DLJ Merchant Banking Partners, L.P. ("DLJ")  and
related investors have received outstanding warrants to purchase 15.0%, on a fully diluted basis, of the outstanding Common Stock of the Company as outlined in the Shareholders Agreement referred to under Item 13.

<FN5> Includes  6,605 shares of  common stock owned
directly and 347,145 shares to which BRS possesses sole voting power.

<FN6> Includes 1,327  shares of common stock owned
directly and 352,383 shares to which BRS possesses sole voting power.

<FN7> Includes 6,812 shares of common stock owned
directly and 349,327 shares to which BRS possesses sole voting power.

Item 13.  Certain Relationships and Related Transactions.

     BRS is entitled to receive 1% of earnings before interest, income taxes, depreciation, amortization and certain special charges annually, with a minimum of $1.0 million per year, computed on a quarterly basis from the Company as a management fee for the performance of strategic and financial planning services in the future. BRS received $1.2 million during the fiscal year ended 1998. Messrs. Bruckmann, Rosser, Sherrill and Edwards (not a director of the Company) are the only stockholders of BRS and BRSE Associates. BRSE
Associates is the sole general partner of BRS Partners, which is the sole general partner of BRS. BRS is the majority stockholder of the Company.


     At the beginning of the year, W. H. Holman, Jr.,
W. H. Holman, III, Roger P. Friou and another officer
(Clyde Staley) owned in the aggregate noncontrolling interests in certain partnerships that were landlords under twenty (20) leases (involvement is Holman, Jr., 18 leases; Holman, III, 6 leases; Staley, 5 leases; and Friou,
9 leases) for stores or other facilities where the Company and its subsidiaries are the tenants. Through disposition by these parties and/or the Company, the number was reduced to 8 leases by the end of the year
(Holman, Jr., 6 leases, Holman III, 2 leases, Friou, 6 leases and Staley, 3 leases). During fiscal year 1998, the Company paid a combined total rent under these twenty
(20) leases of approximately $2.7 million. Management believes that each of these leases was on an arm's length basis and were on terms that are no less favorable to the Company than could have been obtained with non-affiliated parties at the time each lease was entered into.


     Certain shareholders of the Company, entered into a Shareholders Agreement which contains certain agreements among such shareholders with respect to the capital stock and corporate governance of the Company.
The shareholders involved are the Fund, DLJ, and Messrs. W. H. Holman, Jr., Roger P. Friou, and W. H.
Holman, III. Agreements regarding corporate governance and the capital stock of the Company were also entered into by the Company, the Fund, Messrs.
W.H. Holman, Jr., Roger Friou, W.H. Holman, III,
Jerry Jones, Stephen R. Harmon, David
R. Black, and various other current or former employees in the Securities
Purchase and Holders Agreement. Among other matters, the various shareholder agreements bind the parties to vote for a majority of the directors to be designated by BRS, one director to be designated by DLJ and one director to be W. H. Holman, Jr.

     During  fiscal 1998, the Company loaned Ronald
E. Johnson, President and Chief Operating Officer,
$300,000 in connection with his relocation to Jackson, MS. This loan was subsequently repaid with interest at the rate of 8.25% prior to the end of the fiscal year.

     During fiscal 1998, the Company reacquired
1,700 shares of the Company's common stock from a former employee. The Company reissued those shares at the same price at which they were acquired to certain employees including Stephen R. Harmon who acquired
600 shares.

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

	*3.1    Amended and Restated Articles of
		Incorporation of Jitney-Jungle Stores of
		America, Inc.  (including designation of
		Class B Preferred Stock) (incorporated
		by reference to Exhibit No. 3.3 to
		Amendment No. 2 to Form S-1 [No.
		33-80833] of JJ Acquisitions Corp.
		filed with the Commission on February
		27, 1996).

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

	*3.6    Restated By-Laws of Interstate Jitney-
		Jungle Stores, Inc. (incorporated by
		reference to Exhibit 3.6 to Amendment
		No. 1 to Form S-4 [No. 333-38957] of
		Jitney-Jungle Stores of America, Inc. filed with the Commission on November 7,
		1997).

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

	*3.12   Restated By-Laws of Pump and Save, Inc.
		(incorporated by reference to Exhibit 3.12 to Amendment No. 1 to Form S-4 [No.
		333-38957] of Jitney-Jungle Stores of
		America, Inc. filed with the Commission
		on November 7, 1997).

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


	*4.6    Warrant dated March 4, 1996 to
		purchase 75,000 shares of Common
		Stock of the Company by DLJ
		Merchant Banking Partners, L.P. and
		related investors (incorporated by
		reference to Exhibit 4.3 to Amendment
		No. 2 to Form S-1 [No. 33-80833] of JJ
		Acquisitions Corp. filed with the
		Commission on February 27, 1996).

	*4.7    Memorandum of Agreement dated
		October 15, 1985 by and among the
		City of Jackson, Mississippi and
		McCarty-Holman Co., Inc.
		($3,650,000) (incorporated by reference
		to Exhibit  4.8 to Amendment No. 2 to
		Form S-1 [No. 33-80833] of JJ
		Acquisitions Corp. filed with the
		Commission on February 27, 1996).

	*4.8    Amendment and Waiver Agreement
		No.1 dated April 10, 1998 to Amended
		and Restated Revolving Credit
		Agreement dated September 15, 1997
		by and among Fleet Capital
		Corporation and the Company.

	*4.9    Amendment and Waiver Agreement No.
		2 dated June 19, 1998 to Amended and
		Restated Revolving Credit Agreement
		dated September 15, 1997 by and
		among Fleet Capital Corporation and
		the Company.

	*4.10   Amendment and Waiver Agreement No.
		3 dated October 5, 1998 to the
		Amended and Restated Revolving
		Credit Agreement dated September 15,
		1997 by and among Fleet Capital
		Corporation and the Company.

	 4.11   Amended and Restated Revolving
		Credit Agreement No.4 dated March 4,
		1999 to the Amended and Restated
		Revolving Credit Agreement dated
		September 15, 1997 by and among
		Fleet Capital Corporation and the
		Company.

	*5.1    Opinion of Dechert Price & Rhoads
		(incorporated by reference to Exhibit 5.1 to Amendment No. 1 to Form S-4 [No.
		333-38957] of Jitney-Jungle Stores of
		America, Inc. filed with the Commission
		on November 7, 1997).


	*9.1    Voting Trust Agreement dated
		November 1, 1990 by and among
		Carolyn Holman Kroeze, as Executrix
		and the parties named therein
		(incorporated by reference to Exhibit
		9.1 to Amendment No. 2 to Form S-1
		[No. 33-80833] of JJ Acquisitions
		Corp. filed with the Commission on
		February 27, 1996).

	*10.1   Purchase Agreement dated September 10,
		1997 among the Company, Donaldson,
		Lufkin & Jenrette Securities Corporation and Credit Suisse First Boston with respect to the 10 3/8% Senior
		Subordinated Notes due 2007
		(incorporated by reference to Exhibit 10.1 to Form S-4 [No. 333-38957] of Jitney-
		Jungle Stores of America, Inc. filed with the Commission on October 29, 1997).

	*10.2   Supply Agreement dated  March 19,
		1989 as amended, by and among
		Fleming Companies Inc. (successor in
		interest to Malone & Hyde, Inc.), the
		Company and Interstate Jitney-Jungle
		Stores, Inc. (incorporated by reference
		to Exhibit 10.2 to Amendment No. 2 to
		Form S-1 [No. 33-80833] of JJ
		Acquisitions Corp. filed with the
		Commission on February 27, 1996).

	*10.3   Membership in Topco Associates, Inc.
		(Cooperative) by ownership of six
		hundred (600) shares of Common
		Stock, such stock certificate being
		dated July 1, 1991 (incorporated by
		reference to Exhibit  10.3 to
		Amendment No. 2 to Form S-1 [No.
		33-80833] of JJ Acquisitions Corp.
		filed with the Commission on February
		27, 1996).

	*10.4   Flour Sale Confirmation and Contract
		dated July 19, 1995 by and among
		Cargill, Incorporated and Jitney-
		Jungle Bakery, Inc. (incorporated by
		reference to Exhibit  10.4 to
		Amendment No. 2 to Form S-1 [No.
		33-80833] of JJ Acquisitions Corp.
		filed with the Commission on
		February 27, 1996).

	*10.5   Employment Agreement dated as of
		February 15, 1995 by and among the
		Company Roger P. Friou
		(incorporated by reference to Exhibit
		10.6 to Amendment No. 2 to Form S-
		1 [No. 33-80833] of JJ Acquisitions
		Corp. filed with the Commission on
		February 27, 1996).

	*10.6   Employment Agreement dated as of
		February 24, 1995 by and among the
		Company and David K. Essary
		(incorporated by reference to Exhibit
		10.7 to Amendment No. 2 to Form S-
		1 [No. 33-80833] of JJ Acquisitions
		Corp. filed with the Commission on
		February 27, 1996).

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

	*10.9   Restatement and Amendment by the
		Entirety of the Jitney-Jungle Stores of
		America, Inc. and Affiliates Profit
		Sharing Plan and Trust  (incorporated
		by reference to Exhibit  10.8 to
		Amendment No. 2 to Form S-1 [No.
		33-80833] of JJ Acquisitions Corp.
		filed with the Commission on
		February 27, 1996).

	*10.10  Deferred Compensation Plan for the
		Company dated as of November 16,
		1995 by and among Jitney-Jungle
		Stores of America, Inc., Southern
		Jitney Jungle Company, Jitney-Jungle
		Bakery, Inc., McCarty-Holman Co.,
		Inc. and W. H. Holman, Jr., Roger P.
		Friou and David K. Essary
		(incorporated by reference to Exhibit
		10.9 to Amendment No. 2 to Form S-
		1  [No. 33-80833] of JJ Acquisitions
		Corp. filed with the Commission on
		February 27, 1996).

	*10.11  Shareholders Agreement dated as of
		March 5, 1996 by and among DLJ
		Merchant Banking Partners, L.P. JJ
		Acquisitions Corp., and certain other
		signatories party thereto (incorporated
		by reference to Exhibit 10.10 to
		Amendment No. 2 to Form S-1  [No.
		33-80833] of JJ Acquisitions Corp.
		filed with the Commission on
		February 27, 1996).

	*10.12  Securities Purchase and Holders
		Agreement dated as of March 5, 1996
		by and among JJ Acquisitions Corp.,
		Bruckmann, Rosser, Sherrill & Co.,
		L.P. and other parties thereto
		(incorporated by reference to Exhibit
		10.12 to Amendment No. 2 to Form
		S-1  [No. 33-80833] of JJ
		Acquisitions Corp. filed with the
		Commission on February 27, 1996).

	*10.13  Registration Rights Agreement dated
		as of March 5, 1996 by and among
		the Company and other parties named
		therein (incorporated by reference to
		Exhibit 10.13 to Amendment No. 2 to
		Form S-1  [No. 33-80833] of JJ
		Acquisitions Corp. filed with the
		Commission on February 27, 1996).

	*10.14  Membership and Licensing
		Agreement dated August 1, 1973
		between Topco Associates, Inc. and
		Delchamps, Inc. and attached copy of
		Articles of Incorporation and By-
		Laws of Topco Associates, Inc.
		(incorporated by reference to Exhibit
		10(a) to the Registration Statement on
		Form S-1 [No. 2-86926] of
		Delchamps, Inc.)

	*10.15  Agreement for Termination of
		Employment dated as of September
		19, 1997 between Delchamps, Inc. and
		David W. Morrow (incorporated by
		reference to Exhibit 10(j) to Form 10-
		K of Delchamps, Inc. for fiscal year
		ended June 28, 1997).

	*10.16  Form of Director Indemnity Agreement
		of Delchamps, Inc. (incorporated by
		reference to Exhibit 10 to Form 10-Q of
		Delchamps, Inc. for the quarter ended
		September 28, 1996).

	 10.17  Employment Agreements dated effective
		February 23, 1997, December 8, 1997
		and January 1, 1998 by and among the
		Company and Michael E. Julian,
		Ronald E. Johnson and R. Barry
		Cannada, respectively.

	 10.18  Change of Control Agreements dated
		effective February 18, 1999 by and
		among the Company and Michael E.
		Julian, Ronald E. Johnson and R. Barry
		Cannada, respectively.

	*12.1   Statement of Ratio of Earnings to Fixed
		Charges (incorporated by reference to
		Exhibit 12.1 to Form S-4 [No. 333-
		38957] of Jitney-Jungle Stores of
		America, Inc. filed with the Commission
		on October 29, 1997).

	 21.1   Subsidiaries of the Company.

	*23.1   Consent of Dechert Price & Rhoads
		(included in Exhibit 5.1) (incorporated by reference to Exhibit 23.1 to Form S-4
		[No. 333-38957] of Jitney-Jungle Stores
		of America, Inc. filed with the
		Commission on October 29, 1997).

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




	*Previously filed as indicated.

(b)     Reports on Form 8-K.

On November 19, 1997, the Company filed a Current
Report on Form 8-K stating under "Item 5. Other Items" that on November 4, 1997 Delta Acquisition Corporation ("Delta"), an Alabama corporation and wholly owned subsidiary of Jitney-Jungle Stores of America, Inc. (Jitney-Jungle) merged with and into Delchamps, Inc., an Alabama corporation ("Delchamps"). Delchamps is now a wholly owned subsidiary of Jitney-Jungle. As of November 4, 1997, Delchamps' shareholders representing approximately 620,749 shares, or 8.8% of the outstanding shares of Delchamps, purportedly indicated their intention to exercise dissenters' rights with respect to the merger.

				 SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

				   Jitney-Jungle Stores of America, Inc.
				   (Registrant)


				   By      /s/ Michael E. Julian
					(Michael E. Julian
					Chairman of the Board and
					Chief Executive Officer)
					(Principal Executive Officer)

				   Date     April 2, 1999


				   By      /s/ Richard D. Coleman
					(Richard D. Coleman
					Executive Vice President,
					Chief Financial Officer)
					(Principal Financial and
					Accounting Officer)


				   Date     April 2, 1999

     Pursuant to the requirements of the Securities
Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.



Signatures                         Position                           Date


/s/ Michael E. Julian         Chairman of the Board and           April 2, 1999
(Michael E. Julian)             Chief Executive Officer


/s/ Roger P. Friou                     Director                   April 2, 1999
(Roger P. Friou)


				       Director                   April 2, 1999
(Bruce C. Bruckmann)


				       Director                   April 2, 1999
(Harold O. Rosser, II)


/s/ Stephen C. Sherrill                Director                   April 2, 1999
(Stephen C. Sherrill)


/s/ John M. Moriarty, Jr.              Director                   April 2, 1999
(John M. Moriarty, Jr.)


/s/ Joseph H. Fernandez                Director                   April 2, 1999
(Joseph H. Fernandez)


/s/ Ronald E. Johnson                  Director                   April 2, 1999
(Ronald E. Johnson)


/s/ Donald  D. Bennett                 Director                   April 2, 1999
(Donald D. Bennett)


							       Exhibit 21.1


	      SUBSIDIARIES OF JITNEY-JUNGLE STORES OF AMERICA, INC.



								Percentage
								 of Voting
								Securities
					      Jurisdiction of    Owned by
Name                                           Incorporation    Registrant
______________________________________        _______________   __________
Interstate Jitney-Jungle Stores, Inc.            Alabama            100%

Southern Jitney Jungle Company                   Mississippi        100%

McCarty-Holman Co., Inc.                         Mississippi        100%

Jitney-Jungle Bakery, Inc.                       Mississippi        100%

Delchamps, Inc.                                  Alabama            100%

J. J. Construction Corp.                         Mississippi        100%









							      Exhibit 21.1

		SUBSIDIARIES OF JITNEY-JUNGLE STORES OF AMERICA, INC.

		       SUBSIDIARIES OF MCCARTY-HOLMAN CO., INC.


							  Jurisdiction of
Name                                                      Incorporation
__________________________                                _______________

Pump and Save, Inc.                                          Mississippi






							      Exhibit 21.1

		SUBSIDIARIES OF JITNEY-JUNGLE STORES OF AMERICA, INC.

		       SUBSIDIARIES OF DELCHAMPS, INC.


							  Jurisdiction of
Name                                                      Incorporation
__________________________                                _______________

Supermarket Cigarette Sales, Inc.                            Louisiana



