Form 10-Q/A
period 1998-03-28
JITNEY JUNGLE STORES OF AMERICA INC /MI/
filed 1999-04-19
CIK 1005408

FORM 10-Q/A

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

	       Condensed Consolidated Balance Sheets
		 March 28, 1998 (restated) (Unaudited) and
		 January 3, 1998                                      2

	       Condensed Consolidated Statements of Operations
		 Twelve (12) Week Period Ended
		 March 28, 1998 (restated) (Unaudited) and
		 Twelve (12) Week Period Ended
		 March 29, 1997 (Unaudited)                            3

	       Condensed Consolidated Statements of Changes in
		 Stockholders' Deficit Twelve (12) Week Periods
		 Ended March 28, 1998 (restated) (Unaudited) and
		 March 29, 1997 (Unaudited)                            4

	       Condensed Consolidated Statements of Cash Flows
		 Twelve (12) Week Periods Ended
		 March 28, 1998 (restated)(Unaudited) and
		 March 29, 1997 (Unaudited)                            5

	       Notes to Condensed Consolidated Financial Statements
		 March 28, 1998 (restated) (Unaudited)
		 March 29, 1997 (Unaudited)                            6-8

	Item 2.Management's Discussion and Analysis of Financial
		 Condition and Results of Operations                   9-12

PART II.OTHER INFORMATION

	Item 1.Legal Proceedings                                       12
	Item 2.Change in Securities                                    12
	Item 3.Defaults Upon Senior Securities                         12
	Item 4.Submission of Matters to a Vote of Security Holders     12
	Item 5.Other Information                                       12
	Item 6.Exhibits and Reports on Form 8-K                        12-13






PART I.   ITEM 1.  FINANCIAL STATEMENTS
JITNEY-JUNGLE STORES OF AMERICA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)                                 March 28,    January 3,
							     1998          1998
						     (Unaudited)
						     (as restated
						      see note 8)
ASSETS                                                -----------   -----------
Current assets:
  Cash and cash equivalents                           $   10,203    $   11,984
  Receivables                                             14,017        13,833
  Merchandise inventories                                154,005       162,786
  Prepaid expenses and other                              12,909        11,570
  Deferred income taxes                                   10,917        15,681
						       ----------    ----------
    Total current assets                                 202,105       215,854
						       ----------    ----------
PROPERTY AND EQUIPMENT - net                             294,974       303,774
						       ----------    ----------
Other assets
  Goodwill, net of amortization of $1,831 at
  March 28, 1998 and $1,105 at January 3, 1998           126,773       142,415
  Other assets - net                                      34,655        32,237
						       ----------    ----------
    Total other assets                                   161,428       174,652
						       ----------    ----------
  TOTAL ASSETS                                        $  658,507     $ 694,280
							=========     =========
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
  Accounts payable                                    $  107,300     $ 112,641
  Accrued expenses                                        71,874       102,195
  Current portion of capitalized leases                    6,772         6,760
  Restructuring obligations                               11,194        14,927
						       ----------    ----------
    Total current liabilities                            197,140       236,523
Noncurrent liabilities:
  Long-term debt                                         490,114       449,831
  Obligations under capitalized leases, excluding
    current installments                                  66,997        68,321
  Restructuring obligations, excluding current
    installments                                          25,268        40,588
  Other liabilities                                          181
  Deferred income taxes                                        -         3,875
						       ----------    ----------
    Total liabilities                                    779,700       799,138
Commitments and contingencies
Redeemable Preferred stock (aggregate liquidation
  preference value of $66,970 at March 28, 1998 and
  $65,077 at January 3, 1998)                             64,983        63,042
Stockholders' deficit:
  Class C Preferred stock - Series 1(at liquidation
    value)                                                 9,279         9,071
  Common stock ($.01 par value, authorized 5,000,000
    shares, issued 425,000 shares)                             4             4
  Additional paid-in capital                            (302,326)     (302,326)
  Retained earnings                                      106,877       125,351
						       ----------    ----------
    Total                                               (186,166)     (167,900)
  Less - 850 shares in 1998 held in treasury at cost         (10)
						       ----------    ----------
    Total stockholder's deficit                         (186,176)     (167,900)

  TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT         $  658,507    $  694,280
							=========     =========
See notes to condensed consolidated financial statements.



<CAPTION >


JITNEY-JUNGLE STORES OF AMERICA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in Thousands Except Per Share Amounts)

				     Twelve Weeks Ended
				  March 28,       March 29,
				    1998            1997
				 (Unaudited)     (Unaudited)
				 (as restated,
				  see note 8)
				 ------------    -----------
NET SALES                         $  474,209     $  281,623
				 ------------    -----------
COSTS AND EXPENSES:
 Cost of goods sold                  358,122        210,937
 Direct store expenses                94,223         44,803
 Warehouse, administrative
   and general expenses               18,121         16,246
 Interest expense - net               15,223          8,355
 Acquisition integration costs
   and other special charges          13,996

				 -----------     -----------
  Total costs and expenses           499,685        280,341
				 -----------     -----------
 Earnings (loss) before taxes on     (25,476)         1,282

Income tax expense (benefit)          (9,151)           477
				 ------------    -----------
NET EARNINGS (LOSS)               $  (16,325)    $      805
				 ============     ===========


EARNINGS (LOSS) PER COMMON
 SHARE - BASIC                    $   (43.57)    $    (2.62)
				 ============     ===========

EARNINGS (LOSS) PER COMMON
   SHARE - DILUTED
				  $   (43.57)    $    (2.62)
				 ============     ===========

See notes to condensed consolidated financial statements.






JITNEY-JUNGLE STORES OF AMERICA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
FOR THE TWELVE (12) WEEK PERIODS ENDED MARCH 28, 1998 (Unaudited)
AND MARCH 29, 1997 (Unaudited)
(Dollars in thousands)


					       Class C
					  Preferred Stock
					       Series 1         Common Stock     Additional              Treasury
					   No. of             No. of              Paid-In      Retained  Stock at
					   Shares    Amount   Shares     Amount   Capital      Earnings    Cost
					   -------   ------   ------     ------  ----------    --------  --------
Balance
   Jan 4, 1997                             76,042  $ 7,604   425,000    $     4  $(302,312)   $ 147,513
Net earnings                                                                                        805
Accretion of discount on Class A
  Preferred stock                                                                                   (48)
Cumulation of dividends on Class A
  Preferred stock                                                                                  (928)
Merger costs                                                                           (10)
Balance                                    -------   ------   -------     ------  ---------    --------  --------
   March 29, 1997                          76,042  $ 7,604    425,000   $     4  $(302,322)   $ 147,342  $     -
					   =======   ======   =======     ======  =========    ========  ========

Balance
   Jan 3, 1998                             76,042  $ 9,071    425,000   $     4  $(302,326)   $ 125,351  $     -
Net loss (as restated, see note 8)                                                              (16,325)
Purchase of 850 shares of
  treasury stock                                                                                            (10)
Accretion of discount on Class A
   Preferred stock                                                                                 (48)
Cumulation of dividends on
   Preferred stock                                     208                                      (2,101)
Balance                                    ------    ------   -------     ------  ---------    --------  --------
March 28, 1998 (as restated, see note 8)   76,042  $ 9,279    425,000   $     4  $(302,326)   $106,877   $  (10)
					   ======    ======   =======     ======  =========    ========  ========

See notes to condensed consolidated financial statements.






JITNEY-JUNGLE STORES OF AMERICA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)                                                Twelve Weeks Ended
							 March 28,      March 29,
							  1998           1997
							(as restated
							 see note 8)
OPERATING ACTIVITIES:                                   -----------    -----------
       Net earnings (loss)                             $   (16,325)     $     805
       Adjustment to reconcile net earnings (loss) to net
	 cash provided by (used in) operating activities:
		Depreciation and amortization               14,037          7,533
		Gain on disposition of property and ot         (39)           (39)
		Deferred income tax expense (benefit)       (4,462)            49
		Changes in current assets and liabilities,
		  net of effects of acquisition:
		     Receivables                              (184)         1,869
		     Store and warehouse inventories         9,561            180
		     Prepaid expenses                       (1,339)         2,669
		     Accounts payable                       (5,341)        11,834
		     Accrued expenses                      (13,812)        (5,168)
		     Restructuring obligations                (714)
							 ----------     ----------
		       Net cash provided by (used in)      (18,618)        19,732
			 operating activities            ----------     ----------

INVESTING ACTIVITIES:
       Capital expenditures                                 (6,064)        (3,093)
       Proceeds from sale of property and other assets         920            345
       Purchase of Delchamps, Inc.                          (9,559)
       Increase in other assets                             (3,302)
							 ----------     ----------
		       Net cash used in investing
			 activities                        (18,005)        (2,748)
							 ----------     ----------
FINANCING ACTIVITIES:
       Proceeds (payments) on long-term debt - net          40,283        (15,824)
       Payments on capitalized lease obligations            (1,312)          (991)
       Other                                                  (806)
       Merger cost                                                            (10)
       Purchase of treasury stock                              (10)
       Restructuring obligations                            (3,313)
							 ----------     ----------
		       Net cash provided by (used in)       34,842        (16,825)
			financing activities             ----------     ----------

(INCREASE) DECREASE IN CASH AND CASH EQUIVALENTS            (1,781)           159

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD             11,984          7,642
							 ----------     ----------
CASH AND CASH EQUIVALENTS - END OF PERIOD              $    10,203     $    7,801
							 ==========     ==========
SUPPLEMENTAL DISCLOSURES:

  Cash paid for interest                               $    25,534     $   14,555
							 ==========     ==========

  Cash paid for income taxes, net of refunds           $        11     $        5
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

The Company changed its fiscal year end on January 3, 1998 to the closest Saturday to December 31. Previously, the Company reported its fiscal year end results as of the Saturday nearest to April 30. Data included herein for the first quarter of fiscal 1997 reflects the unaudited results of operations for the twelve weeks ended March 29, 1997.

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




	Receivables and other current assets                  $     12,569
	Inventory                                                  101,199
	Property, equipment and leasehold improvements             116,431
	Deferred income tax asset                                   10,428
	Other assets                                                 2,106
	Goodwill                                                   135,454
	Accounts payable and accrued expenses                      (74,643)
	Notes payable and long-term debt, immediately repaid       (14,463)
	Capital lease obligations                                  (10,794)
	Restructuring obligation                                   (41,967)
							      ____________
	   Net purchase price                                 $    236,320
							      ============




3.  RESTRUCTURING OBLIGATIONS

In connection with the Delchamps acquisition, the Company recorded a restructuring obligation of $42,860 relating to (i) stores closed by Delchamps prior to the acquisition; (ii) Delchamps stores to be closed after the acquisition because of unprofitability; (iii) Company and Delchamps stores required to be divested under a consent decree with the Federal Trade Commission; (iv) closure of the Delchamps headquarters in Mobile, Alabama; and (v) closure of the Delchamps warehouse facility in Hammond, Louisiana. The $42,860 consists of future rental payments, severance costs, loss on divestiture of fixed assets, and miscellaneous expenses related mainly to the shutdown of the Mobile and Hammond facilities.

Of the total restructuring costs, $41,967 was recorded as goodwill as part of the purchase price allocation in the Delchamps acquisition and $893 was included as a special charge in the statement of operations, $599 in the 35 weeks ended 1-3-98 and $294 in the first quarter of fiscal 1998.

4.  ACQUISITION INTEGRATION COSTS AND OTHER SPECIAL CHARGES

Acquisition integration costs and other special charges consisted of $13,452 of business integration costs related to Delchamps, severance benefits of $250 and loss of $294 on stores sold under the consent decree with the Federal Trade Commission in the Delchamps acquisition.

5.      LONG-TERM DEBT

	Long-term debt consisted of the following:



					   March 28,    January 3,
					     1998         1998
					   ---------    ---------
  Senior notes at 12%, maturing in 2006    $ 200,000    $ 200,000
  Senior subordinated notes at 10.38%        200,000      200,000
    maturing in 2007
  Senior Credit Facility                      90,114       49,831
					   ---------    ---------
  Long-term debt                           $ 490,114    $ 449,831
					   =========    =========



The Company has available a Senior Credit Facility of $150 million under which letters of credit aggregating $12,152 were outstanding at March 28, 1998.

6.  EARNINGS (LOSS) PER COMMON SHARE

Earnings (loss) per common share is based on net income
(loss) after preferred stock dividend requirements and the weighted average number of shares outstanding during each interim period. Cumulative dividends not declared or paid on preferred shares amounted to $2,101 for the twelve weeks ended March 28, 1998. The number of shares used in computing basic and diluted earnings (loss) per share was 424,150 for the twelve weeks ended March 28, 1998 and 425,000 for the twelve weeks ended March 29, 1997. Potential common shares attributed to outstanding warrants were not included in the computation of diluted earnings per share as their effect on earnings (loss) per share would be antidilutive.



7.  COMMITMENTS AND CONTINGENCIES

The Company is a party to certain litigation incurred in the course of business. In the opinion of management, the ultimate liability, if any, which may result from this litigation will not have a material adverse effect on the Company's financial position or results of operations.



8.   RESTATEMENT

Subsequent to the issuance of the Company's Quarterly
Report on Form 10-Q for the 12 weeks ended March 28,
1998, the Company determined that certain amounts recorded in connection with the Delchamps acquisition, during the quarter ended March 28, 1998, should have been charged to expense as incurred.

During the 12 weeks ended March 28, 1998, the
Company recorded additional goodwill and restructuring obligations related primarily to consolidating warehouse and office facilities, remerchandising of Delchamps stores, training of Delchamps employees, and other related items.
Such amounts should have been recognized as cost of goods sold and expenses as incurred.
A summary of the significant effects of the restatement are as follows:







						      As
						  Previously        As
						   Reported      Restated

At March 28, 1998
Goodwill                                          $ 150,982    $ 126,773
Restructuring obligations, current                   12,780       11,194
Restructuring obligations, excluding current
  portion                                            37,275       25,268
Retained earnings                                   117,780      106,877


For the twelve weeks ended March 28, 1998
Cost of goods sold                                  356,052      358,122
Acquisition integration costs and other
 special charges                                        544       13,996
Total costs and expenses                            482,891      499,685
Earnings before taxes on income                      (8,682)     (25,476)
Income tax benefit                                   (3,260)      (9,151)
Net earnings                                         (5,422)     (16,325)

Net loss per share - basic and diluted            $  (17.73)   $  (43.57)



ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
	 CONDITION AND RESULTS OF OPERATIONS
	 (Dollars in thousands)

The following is management's discussion and analysis of significant factors affecting the Company's earnings during the periods included in the accompanying condensed consolidated statements of operations.

Subsequent to the issuance of the Company's Quarterly
Report on Form 10-Q for the 12 weeks ended March 28,
1998, the Company determined that certain amounts recorded in connection with the Delchamps acquisition, during the quarter ended March 28, 1998, should have been charged to expense as incurred.

During the 12 weeks ended March 28, 1998, the
Company recorded additional goodwill and certain of these costs (princpally related to store closures) have not been restated while other costs attributable to the Delchamps acquisition, including costs incurred in consolidating warehouse operations, remerchandising of Delchamps stores, and training of Delchamps employees have been expensed as acquisition integration costs in accordance with the guidelines set forth in Emerging Issues Task Force (EITF)
Releases 94-3 ("Recognite of Liabilities in connection with a Purchase Business Combination"). The effects of the restatement are presented in Note 8 of Notes to Condensed
Consolidated Financial Statements and have been reflected herein.

A table showing the percentage of net sales represented by certain items in the Company's condensed consolidated statements of operations is as follows:




						 Twelve Weeks Ended
					     March 28,       March 29,
					       1998            1997
					     ---------       ---------
Net sales                                       100.0 %         100.0 %
Gross profit                                     24.5            25.1
Direct store expenses                            19.9            15.9
Warehouse, administrative
  and general expenses                            3.8             5.8
Operating income                                  0.8             3.4
Interest expense, net                             3.2             3.0
Acquisition integration costs and other           3.0
  special charges
Earnings (loss)  before income taxes             (5.4)            0.5
Provisions for income taxes                      (1.9)            0.2
Net earnings (loss)                              (3.4)            0.3
EBITDA                                            3.6             6.1






A summary of the period to period changes in certain items included in the condensed consolidated statements of operations for the twelve week periods ended March 28, 1998 and March 29, 1997 is as follows:






					   Period-to-Period Changes
					     Twelve Weeks Ended
					       March 28, 1998
						  $             %
					    --------      --------
Net sales                              $    192,586          68.4 %
Gross profit                                 45,401           n/m
Direct store expenses                        49,420           n/m
Warehouse, administrative
  and general expenses                        1,875           7.0
Operating income                             (5,894)        (61.2)
Interest expense, net                         6,868          82.2
Acquisition integration and other            13,996           n/m
  special charges
Earnings (loss) before income taxes         (26,758)          n/m
Provision for income taxes                   (9,628)          n/m
Net earnings (loss)                         (17,130)          n/m
EBITDA                                          437           2.5
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

GROSS PROFIT

Gross profit for the first quarter of fiscal 1998 increased $45,401 to $116,087, or 24.5% of net sales, compared to $70,686, or 25.1% of net sales, for the first quarter of fiscal 1997. Gross profit increased primarily due to the increase in net sales (due to the Delchamps acquisition). The decrease in gross profit as a percentage of net sales is principally due to having a different product mix this year compared to last year. In addition, in the first quarter of 1998, $2,070 was charged to excess shrink associated with Delchamps acquisition in the consolidated statement of operations.

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

WAREHOUSE, ADMINISTRATIVE AND GENERAL EXPENSES

Warehouse, administrative and general expenses were $18,121 or 3.8% of net sales and $16,246 or 5.8% of net sales for the twelve week period ended March 28, 1998 and March 29, 1997 respectively. The decrease in warehouse, administrative and general expenses as a percent of sales was primarily due to (i) additional sales, (ii) a decrease in warehouse costs as a result of the closing of the Hammond, LA distribution center during the quarter and (iii) a decrease in administrative expenses as a result of the closing of the Mobile headquarters (which was approximately 80% complete at the end of the first quarter of fiscal 1998).

ACQUISITION INTEGRATION COSTS AND OTHER SPECIAL CHARGES

Acquisition integration costs and other special charges were $13,996 for the twelve week period ended March 28, 1998.
The Company incurred significant costs as a result of combining the Delchamps and Jitney-Jungle operations. In accordance with EITF Releases 94-3 and 95-3 the Company has allocated certain of these costs to goodwill. However, certain other costs attributable to the Delchamps acquisition, including costs incurred in consolidating warehouse operations, remerchandising of the Delchamps stores, and training of Delchamps employees have been written off as acquisition costs in accordance with the EITF guidelines. Other special charges included severance benefits of $250 and loss of $294 on stores sold under the consent decree with the Federal Trade Commission in the Delchamps acquisition and business integration costs of $13,452 related to Delchamps.

OPERATING INCOME

Operating income was $3,743 or 0.8% of net sales for the twelve week period ended March 28, 1998 as compared to $9,637 or 3.4% of net sales for the twelve week period ended March 29, 1997. The decrease in operating income was due to the factors discussed above.

EBITDA

EBITDA (net income before interest income, special charges, interest expense, income taxes, depreciation and amortization and LIFO charges/credits) was $17,607 or 3.7% of net sales in the first quarter of fiscal 1998 as compared to $17,170 or 6.1% of net sales in the first quarter of fiscal 1997. EBITDA as presented is consistent with the definition used for covenant purposes contained in the Indenture. EBITDA is a widely accepted financial indicator of a company's ability to service debt. However, EBITDA should not be construed as an alternative to operating income, net income or cash flows from operating activities (as determined in accordance with generally accepted accounting principles) and should not be construed as an indication of the Company's operating performance or as a measure of liquidity.

NET INTEREST EXPENSE

Interest expense was $15,222 in the first quarter of fiscal 1998 as
compared to $8,355 in the first quarter of fiscal 1997.   The increase
in interest expense was primarily due to interest expense on the $200 million Senior subordinated notes issued in September 1997.

INCOME TAX EXPENSE (BENEFIT)

Income taxes were ($9,151) with an effective tax rate of 35.9% for the first quarter of fiscal 1998 and $477 with an effective tax rate of 37.2% for the first quarter of fiscal 1997. The decrease in income taxes was principally due to lower pretax earnings.

LIQUIDITY AND CAPITAL RESOURCES

Historically, the Company has funded its working capital requirements, capital expenditures and other needs principally from operating cash flows. Due to the merger and acquisition of Delchamps, however, the Company has become highly leveraged and has certain restrictions on its operations. At March 28, 1998, Jitney-Jungle had $563,883 of total long-term debt (including capitalized leases and current installments) and a shareholders deficit of $186,176.

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



				 JITNEY-JUNGLE STORES OF AMERICA, INC.
				 (Registrant)

				 /s/ Richard D. Coleman
				 -----------------------
				 Richard D. Coleman
				 (Executive Vice President,
				 Chief Financial Officer)
				 (Principal Financial and
				 Accounting Officer)




Dated: May 12, 1998