Form 10-Q/A
period 1998-06-20
JITNEY JUNGLE STORES OF AMERICA INC /MI/
filed 1999-04-19
CIK 1005408

FORM 10-Q/A
	      UNITED STATES SECURITIES AND EXCHANGE COMMISSION
			     WASHINGTON, D.C. 20549

	   Quarterly Report Pursuant To Section 13 or 15 (d) of
		  The Securities and Exchange Act of 1934


QUARTER ENDED  June 20, 1998                 COMMISSION FILE NO. 33-80833


		    JITNEY-JUNGLE STORES OF AMERICA,INC.
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

		Condensed Consolidated Balance Sheets
			June 20, 1998 (Restated) (Unaudited) and
			January 3, 1998                                      2

		Condensed Consolidated Statements of Operations
			Twenty-four (24) and Twelve (12) Week Periods
			Ended June 20, 1998 (Restated) (Unaudited) and
			Twenty-five (25) and Thirteen (13) Week Periods
			Ended June 28, 1997 (Unaudited)                      3

		Condensed Consolidated Statements of Changes in
			Stockholders' Deficit for theTwenty-four (24)
			Week Period Ended June 20, 1998 (Restated)
			(Unaudited) and Twenty-five (25) Week Period
			Ended June 28, 1997 (Unaudited)                      4

		Condensed Consolidated Statements of Cash Flows
			Twenty-four (24) Week Period Ended
			June 20, 1998 (Restated) (Unaudited) and
			Twenty-five (25) Week Period Ended
			June 28, 1997 (Unaudited)                            5

		Notes to Condensed Consolidated Financial Statements
			June 20, 1998 (Restated) (Unaudited) and
			June 28, 1997 (Unaudited)                            6-8

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






PART I.   ITEM 1.  FINANCIAL STATEMENTS
JITNEY-JUNGLE STORES OF AMERICA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)                                       June 20,       January 3,
								1998             1998
							  (Unaudited)
							  (as restated,
							   see Note 8)
ASSETS                                                     -----------      -----------
Current assets:
  Cash and cash equivalents                                   $ 9,999         $ 11,984
  Receivables                                                  10,913           13,833
  Merchandise inventories                                     149,974          162,786
  Prepaid expenses and other                                   17,739           11,570
  Deferred income taxes                                        14,319           15,681
							    ----------       ----------
    Total current assets                                      202,944          215,854
							    ----------       ----------
PROPERTY AND EQUIPMENT - net                                  288,171          303,774
							    ----------       ----------
Other assets
  Goodwill, net of amortization of $2,557 at June 20, 1998
    and $1,105 at January 3, 1998                             124,110          142,415
  Other assets - net                                           28,168           32,237
  Deferred income taxes                                         6,464
							    ----------       ----------
    Total other assets                                        158,742          174,652
							    ----------       ----------
  TOTAL ASSETS                                               $649,857         $694,280
							     =========        =========
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
  Accounts payable                                           $112,630         $112,641
  Accrued expenses                                             56,718           75,558
  Current portion of capitalized leases                         6,772            6,760
  Payable to former shareholders of Delchamps, Inc.             7,832           26,637
  Restructuring obligations                                    13,224           14,927
							    ----------       ----------
    Total current liabilities                                 197,176          236,523
Noncurrent liabilities:
  Long-term debt                                              488,517          449,831
  Obligations under capitalized leases, excluding
    current installments                                       65,860           68,321
  Restructuring obligations, excluding current
    installments                                               25,422           40,588
  Deferred income taxes                                                          3,875
							    ----------       ----------
    Total liabilities                                         776,975          799,138
Commitments and contingencies
Redeemable Preferred stock (aggregate liquidation
  preference value of $68,863 at June 20, 1998 and
  $65,077 at January 3, 1998)                                  66,924           63,042
Stockholders' deficit:
Class C Preferred stock - Series 1(at liquidation
  value)                                                        9,487            9,071
  Common stock ($.01 par value, authorized 5,000,000                4                4
    shares, issued 425,000 shares, of which 1,700 shares
    are held as treasury stock at June 20, 1998)
  Additional paid-in capital                                 (302,326)        (302,326)
  Retained earnings                                            98,813          125,351
							    ----------       ----------
    Total                                                    (194,022)        (167,900)
  Less - 1,700 shares at June 20, 1998 held
    in treasury at cost                                           (20)
							    ----------       ----------
    Total stockholder's deficit                              (194,042)        (167,900)

  TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                $649,857         $694,280
							     =========        =========
See notes to condensed consolidated financial statements.





JITNEY-JUNGLE STORES OF AMERICA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in Thousands Except Per Share Amounts)
			       24 Weeks     25 Weeks    12 Weeks    13 Weeks
				Ended        Ended       Ended       Ended
			       June 20,     June 28,    June 20,    June 28,
				1998         1997        1998         1997
			     (Unaudited)  (Unaudited) (Unaudited)  (Unaudited)
			    (as restated              (as restated
			     see note 8)               see note 8)
			      ----------  ----------  ----------- -------------
NET SALES                     $ 958,592   $ 586,939   $ 484,383   $ 305,316
COSTS AND EXPENSES:
 Cost of goods sold             716,364     438,584     358,242     227,647
 Direct store expenses          190,032      97,408      95,809      52,605
 Warehouse, administrative
   and general expenses          36,468      28,671      18,437      12,425
 Interest expense - net          32,769      16,652      17,546       8,297
 Acquisition integration         16,838       2,737       2,842       2,737
   costs and special charges
			      ----------  ----------   ----------  -----------
  Total costs and expenses      992,471     584,052     492,786     303,711
			      ----------  ----------   ----------  -----------
 Earnings (loss) before taxes
   on income                    (33,879)      2,887      (8,403)      1,605

 Income tax expense (benefit)   (11,639)      1,049      (2,488)        572
			      ----------  ----------   ----------  -----------
			      $ (22,240)   $  1,838    $ (5,915)   $  1,033
NET EARNINGS (LOSS)           ==========  ==========   ==========  ===========

EARNINGS (LOSS) PER COMMON
 SHARE - BASIC                $  (62.72)   $ (4.29)    $ (19.06)   $   (1.66)
			      ==========  ==========   ==========  ===========

EARNINGS (LOSS) PER COMMON
  SHARE - DILUTED             $  (62.72)    $ (4.29)    $ (19.06)   $   (1.66)
			      ==========  ==========   ==========  ===========


See notes to condensed consolidated financial statements.



JITNEY-JUNGLE STORES OF AMERICA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
FOR THE TWENTY-FOUR (24) WEEK PERIOD ENDED JUNE 20, 1998 (Unaudited)
AND THE TWENTY-FIVE  (25) WEEK PERIOD ENDED JUNE 28, 1997 (Unaudited)
(Dollars in thousands)

				       Class C
				    Preferred Stock,
				       Series 1         Common Stock     Additional                Treasury
				       No. of           No. of             Paid-In     Retained    Stock at
				      Shares  Amount    Shares  Amount     Capital     Earnings      Cost
				    --------- -------   ------  -------   -----------  --------    --------
Balance
   January 4, 1997                   76,042   $ 8,240   425,000 $   4    $ (302,326)  $144,027
Net earnings                                                                             1,838
Accretion of discount on Class A
  Preferred stock                                                                          (96)
Cumulation of dividends on
  Preferred stock                                 369                                   (3,661)
Balance                             --------- -------   -------  --------  ----------- ---------    --------
   June 28, 1997                    76,042    $ 8,609   425,000  $    4   $ (302,326)  $142,108     $   -
				    ========= =======   =======  ========  =========== =========    ========

Balance
   January 3, 1998                  76,042    $ 9,071   425,000  $    4   $ (302,326)  $125,351
Net loss (as restated see note 8)                                                        (22,240)
Purchase of 1700 shares of
  treasury stock                                                                                    $  (20)
Accretion of discount on Class A
   Preferred stock                                                                          (96)
Cumulation of dividends on
   Preferred stock                                416                                    (4,202)
Balance                             --------  -------   --------  -------  ---------- ----------    ---------
   June 20, 1998 (as restated        76,042    $ 9,487   425,000  $    4    $ (302,326)  $ 98,813     $   (20)
		  see note 8)        ========   =======   ========  =======  ========== ==========   ==========
See notes to condensed consolidated financial statements.



JITNEY-JUNGLE STORES OF AMERICA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)                               24 Weeks      25 Weeks
(Unaudited)                                           Ended         Ended
						     June 20,      June 28,
						       1998          1997
						  (as restated
						   see note 8)
OPERATING ACTIVITIES:                             -----------   -----------
  Net earnings (loss)                              $ (22,240)     $   1,838
  Adjustment to reconcile net earnings (loss) to net
    cash provided by (used in) operating activities:
    Depreciation                                      26,196         14,279
    Amortization of deferred loan costs                1,292            192
    Loss (gain) on disposition of property               (39)         1,986
    Deferred income tax benefit                       (8,188)        (3,579)
    Decrease in restructuring obligation              (3,811)
    Changes in current assets and liabilities, net
      effects of acquisition:
      Notes and accounts receivable                    3,258           (390)
      Store and warehouse inventories                 11,856          4,036
      Prepaid expenses                                (8,356)        (3,817)
      Accounts payable                                (9,757)        18,137
      Accrued expenses                                 2,355          3,376
						     ----------    ----------
	Net cash provided by (used in)
	 operating activities                         (7,434)        36,058
						     ----------    ----------
INVESTING ACTIVITIES:
  Capital expenditures                               (16,453)        (6,863)
  Proceeds from sale of property and other assets      7,573            399
  Direct acquistion costs                             (4,487)
  Payment to former  shareholders of Delchamps, Inc. (18,805)
  Decrease (increase) in other assets                  2,391         (8,073)
						     ----------    ----------
	Net cash used in investing activities        (29,781)       (14,537)
						     ----------    ----------
FINANCING ACTIVITIES:
  Proceeds (payments) on long-term debt - net         38,686        (21,389)
  Payments on capitalized lease obligations           (2,449)       (2,609)
  Other liabilities                                     (987)
  Merger cost                                                           (14)
  Purchase of treasury stock                             (20)
						     ----------    ----------
	Net cash provided by (used in)
	 financing activities                         35,230        (24,012)
						     ----------    ----------
DECREASE IN CASH AND CASH EQUIVALENTS                 (1,985)        (2,491)

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD       11,984          7,642
						     ----------    ----------
CASH AND CASH EQUIVALENTS - END OF PERIOD           $  9,999       $  5,151
						     ==========    ==========
SUPPLEMENTAL DISCLOSURES:

  Cash paid for interest                            $ 30,886       $ 12,847
						     ==========    ==========
  Cash paid for income taxes, net of refund         $     38       $  3,263
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

The Company changed its fiscal year end on January 3, 1998 to the closest Saturday to December 31. Previously, the Company reported its fiscal year end results as of the Saturday nearest to April 30. Data included herein for the second quarter of fiscal 1997 reflects the unaudited results of operations for the twenty-five weeks ended June 28, 1997.

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


	Receivables and other current assets                    $   12,569
	Inventory                                                  101,199
	Property, equipment and leasehold improvements             116,431
	Deferred income tax asset                                   10,428
	Other assets                                                 2,106
	Goodwill                                                   135,454
	Accounts payable and accrued expenses                      (74,643)
	Notes payable and long-term debt, immediately repaid       (14,463)
	Capital lease obligations                                  (10,794)
	Restructuring obligation                                   (41,967)
								 -----------
	   Net purchase price                                    $ 236,320
								 ===========



3.  RESTRUCTURING OBLIGATIONS
In connection with the Delchamps acquisition, the Company recorded a restructuring obligation of $42,860 relating to (i) stores closed by Delchamps prior to the acquisition; (ii) Delchamps stores to be closed after the acquisition because of unprofitability; (iii) Company and Delchamps stores required to be divested under a consent decree with the Federal Trade Commission; (iv) closure of the Delchamps headquarters in Mobile, Alabama; and (v) closure of the Delchamps warehouse facility in Hammond, Louisiana. The $42,860 consists of future rental payments, severance costs, loss on divestiture of fixed assets, miscellaneous expenses related mainly to the shutdown of the Mobile and Hammond facilities.

Of the total restructuring costs, $41,967 was recorded as goodwill as part of the purchase price allocation in the Delchamps acquisition and $893 was included as a nonrecurring charge in the statement of operations, $599 in the 35 weeks ended 1-3-98 and $294 in the first quarter of fiscal
1998.


4. ACQUISITON INTEGRATION COSTS AND OTHER SPECIAL CHARGES Acquisition integration costs and other special charges recorded during the twenty-four week period ended June 20, 1998 consisted of severance benefits of $250 and loss of $294 on stores sold under the consent decree with the Federal Trade Commission in the Delchamps acquisition and $16,294 of business integration costs related to Delchamps. Acquisition integration charges and other special charges consisting of $958 of severance benefits and $1,779 due to an employment agreement relating to the Company's former chief executive officer were recorded during the thirteen and twenty-five week period ended June 28, 1997.


5. LONG-TERM DEBT

Long-term debt consisted of the following:


							June 20,   January 3,
							    1998         1998
						       ----------   ---------
	  Senior notes at 12%, maturing in 2006        $ 200,000    $ 200,000
	  Senior subordinated notes at 10.375%,          200,000      200,000
	    maturing in 2007
	  Senior Credit Facility                          88,517       49,831
						       ----------   ---------
	  Long-term debt                               $ 488,517    $ 449,831
						       ==========   =========







The Company has available a Senior Credit Facility of $150 million under which letters of credit aggregating $12,110 were outstanding at June 20, 1998.

6.  EARNINGS (LOSS) PER COMMON SHARE

Earnings (loss) per common share is based on net income (loss) after preferred stock dividend requirements and the weighted average number of shares outstanding during each interim period. Cumulative dividends not declared or paid on preferred shares amounted to $2,101 and $4,202 for the twelve weeks and twenty-four weeks ended June
20, 1998, respectively. Cumulative dividends not declared or paid on preferred shares amounted to $1,740 and $3,661 for the thirteen weeks and twenty-five weeks ended June 28, 1997. The number of shares used in computing basic and diluted earnings
(loss) per share was 423,300 for the twelve weeks and twenty-four weeks ended June 20, 1998 and 425,000 for the thirteen weeks and twenty-five weeks ended June 28, 1997.
The 1,700 shares held in treasury were purchased pursuant to certain option agreements from former executives whose employment terminated during the relevant period and have been committed to be reissued to other members of existing management. Potential common shares attributed to outstanding warrants were not included in the computation of diluted earnings per share as their effect on earnings
(loss) per share would be antidilutive.



7.  COMMITMENTS AND CONTINGENCIES

The Company is a party to certain litigation incurred in the course of business. In the opinion of management, the ultimate liability, if any, which may result from this litigation will not have a material adverse effect on the Company's financial position or results of operations.




8. RESTATEMENT

Subsequent to the issuance of the Company's Quarterly
Report on Form 10-Q for the 12 weeks ended June 20,
1998, the Company determined that certain amounts recorded in connection with the Delchamps acquisition, during the quarter ended June 20, 1998, should have been charged to expense as incurred.

During the 12 weeks ended June 20, 1998, the Company recorded additional goodwill and restructuring obligations related primarily to consolidating warehouse and office facilities, remerchandising of Delchamps stores, training of Declchamps' employees, and other related items. Such amounts should have been recognized as cost of goods sold and expenses as incurred.

A summary of the significant effects of the restatement are as follows:




						     As
						 Previously        As
						  Reported      Restated

At June 20, 1998
Goodwill                                       $   151,019   $   124,110
Restructuring obligations, current                  14,222        13,224
Restructuring obligations, excluding
  current portion                                   37,429        25,422
Retained earnings                                  112,502        98,913



For the twelve weeks ended June 20, 1998
Business integration costs and special
  charges                                                    $     2,842
Total costs and expenses                       $   488,535       492,786
Loss before taxes on income                         (4,152)       (8,403)
Income tax benefit                                  (1,023)       (2,488)
Net loss                                            (3,129)       (5,915)

Net loss per share - basic and diluted         $    (12.36)  $    (18.94)



For the twenty-four weeks ended June 20, 1998
Cost of goods sold                             $   714,294   $   716,364
Acquisition integration costs and
 other special charges                                            16,838
Total costs and expenses                           971,426       992,471
Loss before taxes on income                        (12,834)      (33,879)
Income tax benefit                                  (4,283)      (11,639)
Net loss                                            (8,551)      (22,240)

Net loss per share - basic and diluted         $    (30.13)  $    (62.72)





ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Dollars in thousands)

The following is management's discussion and analysis of significant factors affecting the Company's financial condition and results of operations during the periods included in the accompanying condensed consolidated statements of operations.

Subsequent to the issuance of the Company's Quarterly
Report on Form 10-Q for the 12 weeks ended June 20,
1998, the Company determined that certain amounts recorded in connection with the Delchamps acquisition, during the quarter ended June 20, 1998, should have been charged to expense as incurred.

During the 12 weeks ended June 20, 1998, the Company recorded additional goodwill and certain of these cost
(princpally related to store closures) have not been restated while other cost attributable to the Delchamps acquitions, including cost incurred in consolidating warehouse operations, remerchandising of Delchamps stores, and training of Delchamps employees have been expensed as acquisition integration cost and accordance with the guidlelines set forth in Emerging
Issues Task Force (EITF) Releases 94-3 ("reconigation of liabilities in connection with a Purchase Businssess Combination"). The effects of the restatement are presented in Note 8 of Notes to Condensed Consolidated Financial Statements and have been reflected herein.

A table showing the percentage of net sales represented by certain items in the Company's condensed consolidated statements of operations is as follows:


				   24 Weeks       25 Weeks     12 Weeks     13 Weeks
				     Ended         Ended         Ended       Ended
				   June 20,       June 28,     June 20,     June 28,
				      1998           1997         1998         1997
				  -----------   -----------   ----------- -----------
Net sales                           100.0%         100.0%       100.0%       100.0%
Gross profit                         25.3          25.3          26.0         25.4
Direct store expenses                19.8          16.6          19.8         17.2
Warehouse, administrative
  and general expenses                3.8           4.9           3.8          4.1
Acquisition integration costs         1.8           0.5           0.6          0.9
  other special charges
Operating income                     (0.1)          3.3          1.9           3.2
Interest expense, net                 3.4           2.8          3.6           2.7
Earnings (loss)  before income taxes (3.5)          0.5         (1.7)          0.5
Provision for income taxes           (1.2)          0.2          0.5           0.2
Net earnings (loss)                  (2.3)          0.3         (1.2)          0.3
EBITDA                                4.4           6.1          5.3           6.1



A summary of the period to period changes in certain items included in the condensed consolidated statements of operations for the twenty-four and twenty-five week periods and twelve and thirteen week periods ended June 20, 1998 and June 28, 1997, respectively is as follows:



					 Period-to-Period         Period-to-Period Changes
				      Twenty-four Weeks Ended        Twelve Weeks Ended
					   June 20,1998                 June 20,1998
						$          %                 $          %
					 --------    -------           --------    --------
Net sales                               $ 371,653      63.3 %        $  179,067      58.7 %
Gross profit                               93,873       n/m              48,472       n/m
Direct store expenses                      92,624       n/m              43,204       n/m
Warehouse, administrative
  and general expenses                      7,797       n/m               5,922       n/m
Acquisition integration costs and
  other special charges                    14,101       n/m                 105       n/m
Operating income                          (20,105)   (102.9)               (759)     (7.7)
Interest expense, net                      16,117      96.8               9,249     111.5
Earnings (loss) before income taxes       (36,766)      n/m             (10,008)      n/m
Provision for income tax                  (12,688)      n/m              (3,060)      n/m
Net earnings (loss)                       (24,078)      n/m              (6,948)      n/m
EBITDA                                      6,537       4.4               6,963       5.3
(n/m - not meaningful comparison)



RESULTS OF OPERATIONS

NET SALES

Net sales increased $179,067 or 58.7% in the twelve week period and $371,653 or 63.3% in the twenty-four week period ended June
20, 1998 as compared to the thirteen and twenty-five week periods ended June 28, 1997. The net sales increase was primarily attributable to the Delchamps acquisition. Same store sales decreased approximately .6% for the twelve week period and 3.5% for the twenty-four week period ended June 20, 1998. Sales throughout the twenty-five weeks ended June 28, 1997 were positively impacted by the introduction of the Company's Gold
Card, its customer loyalty program, in approximately 79 Jitney-Jungle and Jitney Premier supermarkets in January 1997. Sales for the twenty-four weeks ended June 20, 1998 were positively impacted by the introduction of the Gold Card in 52 Delchamps supermarkets in March 1998 and in the remaining Delchamps supermarkets during the second quarter ended June 20, 1998. The decline in same store sales is attributable primarily to competitive pressures, a decline in sales at Delchamps supermarkets due to disruptions caused by the transition process which has been completed and the fact that the Gold Card introduction positively impacted sales for most of the twenty-five weeks ended June 28, 1997 but only the latter part of the twenty-four weeks ended June 20, 1998. During the second quarter ended June 20,1998, the Company remodeled 3 discount or conventional stores, converted 6 discount or conventional stores to the combination store format and opened 1 gasoline station. In addition, 2 stores and 1 gasoline station were closed. During the twenty-four weeks ended June 20, 1998 the Company remodeled 3 discount or conventional stores, converted 6 discount or conventional stores to the combination store format and opened 2 gasoline stations. In addition, 2 gasoline stations and 19 stores were sold or closed including 10 stores that were required to be sold by the Federal Trade Commission in connection with the Delchamps acquisition. The Company's store count at the end of the quarter was 198 supermarkets (16 discount stores, 168 conventional stores and 14 combination stores) and 53 gasoline stations as compared to 105 supermarkets (21 discount stores, 81 conventional stores and 3 combination stores) and 53 gasoline stations at June 28, 1997.

GROSS PROFIT

Gross profit for the second quarter of fiscal 1998 increased $48,472 to $126,141 or 26.0% of net sales, compared to $77,669, or 25.4%
of net sales, for the second quarter of fiscal 1997. Gross profit as a percentage of sales was 25.3% for the twenty-four week period ended June 20, 1998 as compared to 25.3% for the twenty-five week period ended June 27, 1997.  During the twenty-four week period ended June 20, 1998, $2,070 was charged to excess
shrink associated with Delchamps acquisition in the
consolidated statements of operations. During the quarter ended
June 20, 1998 the Company began to benefit from increased
purchasing leverage resulting from the Delchamps acquisition. The realized and expected benefits of such increased purchasing leverage are difficult to quantify precisely. The Company has renegotiated several supply contracts and expects the resulting annualized cost savings to be approximately $7.1 million. Other benefits of increased purchasing leverage include reduced costs from volume incentives.  The Company expects to continue to
benefit from such purchasing leverage.  The increase in gross profit as a percentage of net sales is principally due to such increased purchasing leverage and the improvement in product mix in the
combination stores.   This improvement in gross profit as a
percentage of sales was partially offset by an increase in store shrink. During the second quarter ended June 20, 1998, the Company made significant progress to reduce store shrink.

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

WAREHOUSE, ADMINISTRATIVE AND GENERAL EXPENSES

Warehouse, administrative and general expenses were $18,347 or 3.8% of net sales and $12,425 or 4.1% of net sales for the twelve week and thirteen week period and $36,468 or 3.8% of net sales and $28,671 or 4.9% of net sales for the twenty-four week and twenty-five week period ended June 20, 1998 and June 28, 1997 respectively. Warehouse, administrative and general expenses increased primarily due to an increase in net sales and increased warehousing expenses resulting from the Delchamps transaction.
The decrease in warehouse, administrative and general expenses as a percent of sales was primarily due to additional sales and a decrease in administrative expenses as a result of the closing of the Delchamps' Mobile headquarters in April 1998. The Company has closed Delchamps' Hammond warehouse, which the Company expects will lead to substantial cost savings. The resulting increase in volume at the Company's Jackson warehouse facilities has created operating inefficiencies that are currently being addressed by the Company's management and are expected to be resolved by the end of fiscal 1998. As a result of these inefficiencies, the Company experienced higher warehouse expenses during the twenty-four weeks ended June 20, 1998 than it expects to experience in the remainder of fiscal 1998.

ACQUISITION INTEGRATION COSTS AND OTHER SPECIAL  CHARGES

Acquisition integration costs and other special charges were $16,838 for the twenty-four week period ended June 20, 1998.
The Company incurred significant costs as a result of combining the Delchamps and Jitney-Jungle operations. In accordance with EITF Releases 94-3 and 95-3 the Company has allocated certain of these costs to goodwill. However, certain other costs attributable to the Delchamps acquisition, including costs incurred in consolidating warehouse operations, remerchandising of the Delchamps stores, and training of Delchamps employees have been written off as acquisition sots in accordance with the EITF guidelines. Other special charges included severance benefits of $250 and loss of $294 on stores sold under the consent decree with the Federal Trade Commission in the Delchamps acquisition and $16,294 of integration costs related to Delchamps. Acquisition integration costs and other special charges consisting of $958 of severance benefits and $1,779 relating to future payments to be made under an agreement with the Company's former chief executive officer were recorded during the thirteen week and twenty-five week period ended June 28, 1997.

OPERATING INCOME

Operating income was $9,143 or 1.9% of net sales for the twelve week period and ($1,110) or (.1 %) of net sales for the twenty-four week period ended June 20, 1998 as compared to $9,902 or 3.2% of net sales for the thirteen week period and $19,539 or 3.3% of net sales for the twenty-five week period ended June 28, 1997. The decrease in operating income was due to the factors discussed above.

EBITDA

EBITDA (net income before interest income, special charges, interest expense, income taxes, depreciation and amortization and LIFO charges/credits) increased $7,063 or 38.0% to $25,635 or 5.3% of net sales in the second quarter of fiscal 1998 as compared to $18,572 or 6.1% of net sales in the second quarter of fiscal 1997. EBITDA increased $6,537 or 18.3% to $45,054 or 4.4% of net sales for the twenty-four week period ended June 20, 1998 as compared to $35,742 or 6.1% of net sales for the twenty-five week period ended June 28, 1997. EBITDA increased primarily due to an increase in sales. EBITDA as presented is consistent with the definition used for covenant purposes contained in the Indenture. EBITDA is a widely accepted financial indicator of a company's ability to service debt. However, EBITDA should not be construed as an alternative to operating income, net income or cash flows from operating activities (as determined in accordance with generally accepted accounting principles) and should not be construed as an indication of the Company's operating performance or as a measure of liquidity.

NET INTEREST EXPENSE

Net interest expense was $17,546 in the second quarter of fiscal
1998 as compared to $8,297 in the second quarter of fiscal 1997 and was $32,769 and $16,652 for the twenty-four week and twenty-
five week period ended June 20,1998 and June 28,1997,
respectively.   The increase in interest expense was primarily due to
interest expense on the $200 million Senior subordinated notes issued in September 1997.

INCOME TAX EXPENSE (BENEFIT)

Income tax expense for the thirteen weeks and twenty-five weeks ended June 28, 1997 was 35.6% and 36.3%, respectively, of pre-tax income compared to the federal and state statutory rate of 37.3%. The income tax benefit for the twelve weeks and twenty-four weeks ended June 20, 1998 was 29.6% and 34.4%, respectively, of pre-tax loss compared to the federal and state statutory rate of 37.3%; the difference in rates for the twelve weeks and twenty-four weeks ended June 20, 1998 occurred primarily because goodwill relating to the Delchamps acquisition is deductible for financial reporting purposes but not for income tax purposes.



LIQUIDITY AND CAPITAL RESOURCES

Historically, the Company has funded its working capital requirements, capital expenditures and other needs principally from operating cash flows. Due to the recapitalization in March 1996 and acquisition of Delchamps in September 1997 the Company has become highly leveraged and has certain restrictions on its operations. At June 20, 1998, Jitney-Jungle had $561,149 of total long-term debt (including capitalized leases and current installments) and a shareholders deficit of $194,022.

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

			      JITNEY-JUNGLE STORES OF AMERICA, INC.
			      (Registrant)
			      /s/ Richard D. Coleman

			      -----------------------------
			      Richard D. Coleman
			      (Executive Vice President,
			      Chief Financial Officer)
			      (Principal Financial and
			      Accounting Officer)


Dated: August 4 , 1998