Form 10-Q/A
period 1998-09-12
JITNEY JUNGLE STORES OF AMERICA INC /MI/
filed 1999-04-19
CIK 1005408

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

	       Condensed Consolidated Balance Sheets
		 September 12, 1998 (restated) (Unaudited) and January 3, 1998            2

	       Condensed Consolidated Statements of Operations
		 Thirty-six (36) and Twelve (12) Week Periods Ended
		 September 12, 1998 (restated) (Unaudited) and Thirty-seven
		 (37) and Twelve (12) Week Periods Ended
		 September 20, 1997 (Unaudited)                                3

	       Condensed Consolidated Statements of Changes in
		 Stockholders' Deficit for theThirty-six (36) Week
		 Period Ended September 12, 1998 (restated) (Unaudited) and
		 Thirty-seven (37) Week Period Ended
		 September 20, 1997 (Unaudited)                                4

	       Condensed Consolidated Statements of Cash Flows
		 Thirty-six (36) Week Period Ended
		 September 12, 1998 (restated) (Unaudited) and
		 Thirty-seven (37) Week Period Ended
		 September 20, 1997 (Unaudited)                                5

	       Notes to Condensed Consolidated Financial Statements
		 September 12, 1998 (restated) (Unaudited) and
		 September 20, 1997 (Unaudited)                                6-8

	Item 2.  Management's Discussion and Analysis of Financial
		 Condition and Results of Operations                           9-16

PART II.OTHER INFORMATION

	Item 1.  Legal Proceedings                                             17
	Item 2.  Change in Securities                                          17
	Item 3.  Defaults Upon Senior Securities                               17
	Item 4.  Submission of Matters to a Vote of Security Holders           17
	Item 5.  Other Information                                             17-18
	Item 6.  Exhibits and Reports on Form 8-K                              18



PART I.   ITEM 1.  FINANCIAL STATEMENTS

JITNEY-JUNGLE STORES OF AMERICA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)                               September 12,               January 3,
							      1998                     1998
						       (Unaudited)
						      (as restated
ASSETS                                                 see note 8)
						      -------------             ------------
Current assets:
  Cash and cash equivalents                              $   8,494              $  11,98
  Receivables                                               19,652                13,833
  Merchandise inventories                                  159,849               162,786
  Prepaid expenses and other                                24,688                11,570
  Deferred income taxes                                     14,658                15,681
						     --------------             -----------
    Total current assets                                   227,341               215,854
						     --------------             -----------
PROPERTY AND EQUIPMENT - net                               286,578               303,774
						     --------------             -----------
Other assets
  Goodwill, net of amortization of $3,283 at
  September 12, 1998 and $1,105 at January 3, 1998         124,227               142,415
  Other assets - net                                        27,209                32,237
  Deferred income taxes                                      7,744
						     ----------------           -----------
    Total other assets                                     159,180                174,652
						     ----------------           -----------
  TOTAL ASSETS                                           $ 673,099              $ 694,280
						     ================           ===========
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
  Accounts payable                                       $ 113,522              $ 112,641
  Accrued expenses                                          70,010                 75,558
  Current portion of capitalized leases                      6,772                  6,760
  Payable to former shareholders of Delchamps, Inc.          7,702                 26,637
  Restructuring obligations                                  8,793                 14,927
						     -----------------          -----------
    Total current liabilities                              206,799                236,523
Noncurrent liabilities:
  Long-term debt                                           503,317                449,831
  Obligations under capitalized leases, excluding cur       64,717                 68,321
  Restructuring obligations, excluding current instal       25,233                 40,588
  Deferred income taxes                                                             3,875
						     ------------------        ------------
    Total liabilities                                      800,066                799,138
Commitments and contingencies
Redeemable Preferred stock (aggregate liquidation
  preference value of $70,756 at September 12, 1998 and
  $65,077 at January 3, 1998)                               68,865                  63,042
Stockholders' deficit:
  Class C Preferred stock - Series 1(at liquidation v        9,695                   9,071
  Common stock ($.01 par value, authorized 5,000,000             4                       4
    shares, issued 425,000 shares
  Additional paid-in capital                              (302,326)               (302,326)
  Retained earnings                                         96,795                 125,351
						     -------------------        ------------
    Total stockholders' deficit                           (195,832)               (167,900)
						     -------------------        ------------
  TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT            $ 673,099               $ 694,280
						     ===================        ============
See notes to condensed consolidated financial statements.





JITNEY-JUNGLE STORES OF AMERICA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in Thousands Except Per Share Amounts)


				    36 Weeks    37 Week     12 Weeks     12 Weeks
				     Ended       Ended       Ended        Ended
				    Sept 12,    Sept 20     Sept 12      Sept 20,
				      1998        1997        1998         1997
				  (Unaudited)  (Unaudited)  (Unaudited)  (Unaudited)
				  (as restated             (as restated
				   see note 8)              see note 8)
				  -----------  -----------  -----------  ------------
NET SALES                         $1,432,963   $ 873,590    $ 474,371     $ 286,651
				  -----------  -----------  -----------  ------------
COSTS AND EXPENSES:
 Cost of goods sold                1,060,153     652,927      343,371       214,343
 Direct store expenses               284,952     147,766       94,920        50,358
 Warehouse, administrative
   and general expenses               53,698      39,597       17,230        10,926
 Interest expense - net               49,947      26,066       17,178         9,414
 Acquisition integration costs        17,921       5,479        1,083         2,742
   and other special charges
				  ------------  ----------  -----------   -----------
  Total costs and expenses         1,466,671     871,835      474,200       287,783
				  ------------  ----------  -----------   -----------

Earnings (loss) before taxes
   on income                         (33,708)      1,755          171        (1,132)
Income tax expense (benefit)         (11,599)        589           40          (460)
				  ------------  ----------  -----------   -----------

Earnings (loss) before
  extraordinary item                  (22,109)     1,166          131          (672)
EXTRAORDINARY ITEM, net of
 income tax benefit of $518                         (870)                      (870)
				  ------------  ----------  -----------   -----------

NET EARNINGS (LOSS)               $   (22,109)  $    296    $     131     $   (1,542)
				  ============  ==========  ===========   ===========


EARNINGS (LOSS) BEFORE
  EXTRAORDINARY ITEM              $    (67.32)  $ (10.58)    $  (4.76)    $    (6.29)
  EXTRAORDINARY ITEM                            $  (2.05)                 $    (2.05)
				  ------------  ----------  -----------   -----------

EARNINGS (LOSS) PER COMMON
   SHARE-BASIC                    $    (67.32)  $ (12.63)   $   (4.76)    $    (8.34)
				  ------------  ----------  -----------   -----------


EARNINGS (LOSS) PER COMMON
   SHARE - DILUTED                $    (67.32)  $ (12.63)   $   (4.76)    $    (8.34)
				  ============  ==========  ===========   ===========


See notes to condensed consolidated financial statements.




JITNEY-JUNGLE STORES OF AMERICA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
FOR THE THIRTY-SIX (36) WEEK PERIOD ENDED SEPTEMBER 12, 1998 (Unaudited)
AND THE THIRTY-SEVEN  (37) WEEK PERIOD ENDED SEPTEMBER 20, 1997 (Unaudited)
(Dollars in thousands)


								      Additional                Treasury
				No. of            No. of                Paid-In     Retained    Stock at
				Shares   Amount   Shares   Amount       Capital     Earnings      Cost
				------   ------   -------  ------     -----------    --------   ---------
Balance
   January 4, 1997              76,042  $ 8,240   425,000 $    4     $   (302,326)  $ 144,027
Net earnings                                                                              296
Accretion of discount on Class A
  Preferred stock                                                                        (144)
Cumulation of dividends on
  Preferred stock                           583                                        (5,662)
				------   ------   -------  ------     -----------    --------   ---------
Balance
   September 20, 1997           76,042  $ 8,823   425,000 $    4     $   (302,326)  $ 138,517  $      -
				======= =======   =======  ======     ===========    ========   =========

Balance
   January 3, 1998              76,042  $ 9,071   425,000 $    4     $   (302,326)  $ 125,351
Net loss (as restated, see
    note 8)                                                                           (22,109)
Purchase of 1700 shares of
  treasury stock                                                                              $     (20)
Sale of 1700 shares of
  treasury stock                                                                              $      20
Accretion of discount on Class A
   Preferred stock                                                                       (144)
Cumulation of dividends on
   Preferred stock                          624                                        (6,303)
Balance                         ------   ------   -------  ------     -----------    --------   ---------
   September 12, 1998 (as       76,042  $ 9,695   425,000 $    4     $   (302,326)  $  96,795  $      -
    restated, see note 8)       ======= =======   =======  ======     ===========    ========   =========


See notes to condensed consolidated financial statements.




JITNEY-JUNGLE STORES OF AMERICA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)                                   36 Weeks         37 Weeks
(Unaudited)                                                Ended           Ended
							September 12,   September 20,
							   1998             1997
							(as restated
							 see note 8)
OPERATING ACTIVITIES:                                   -----------     -----------
    Net earnings (loss)                                 $  (22,109)     $     296
    Adjustment to reconcile net earnings (loss) to net
      cash provided by (used in) operating activities:
      Depreciation                                          39,620         20,575
      Amortization of deferred loan costs                    2,358            838
      Loss (gain) on disposition of proper                     (39)         1,918
      Deferred income tax benefit                          (15,893)       (17,707)
      Increase (decrease) in restructuring                 (14,094)        50,748
      Changes in curent assets and liabilities, net of
	effects of acquisition:
	Notes and accounts receivable                       (5,481)        (8,718)
	Store and warehouse inventories                        427          6,633
	Prepaid expenses                                   (13,118)        (5,879)
	Accounts payable                                       881         12,277
	Accrued expenses                                    14,886         13,585
							----------     ----------
	  Net cash provided by (used in) operating
	    activities                                     (12,562)        74,566
							----------     ----------
INVESTING ACTIVITIES:
    Capital expenditures                                   (30,012)       (17,881)
    Proceeds from sale of property and other assets         11,054          7,186
    Direct acquistion costs                                 (4,465)
    Payment to former  shareholders of Delchamps, Inc.     (18,935)
    Decrease (increase) in other assets                      2,523       (250,576)
							----------     ----------
	  Net cash used in investing activities            (39,835)      (261,271)
							----------     ----------
FINANCING ACTIVITIES:
    Proceeds (payments) on long-term debt                   53,498        192,314
    Payments on capitalized lease obligations               (3,604)        (3,356)
    Other liabilities                                         (987)
    Merger cost                                                  -            (14)
    Purchase of treasury stock                                 (20)
    Sale of treasury stock                                      20
							----------     ----------
	  Net cash provided by financing activities         48,907        188,944
							----------     ----------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS            (3,490)         2,239

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD             11,984          7,642
							----------     ----------
CASH AND CASH EQUIVALENTS - END OF PERIOD               $    8,494     $    9,881
							==========     ==========
SUPPLEMENTAL DISCLOSURES:

  Cash paid for interest                                $   47,735     $   25,306
							==========     ==========

  Cash paid for income taxes, net of refunds            $       38     $    5,750
							==========     ==========
See notes to condensed consolidated financial statements.



JITNEY-JUNGLE STORES OF AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 12, 1998 (Unaudited) AND SEPTEMBER 20, 1997 (Unaudited)
(Dollars in thousands)

1.  BASIS OF PRESENTATION

The unaudited condensed consolidated financial statements include those of Jitney-Jungle Stores of America, Inc. and its wholly-owned subsidiaries, Southern Jitney Jungle Company, Interstate Jitney-
Jungle Stores, Inc., McCarty-Holman Co., Inc. and subsidiary,
Jitney-Jungle Bakery, Inc., Delchamps Inc. and subsidiary and JJ
Construction Corp. All material intercompany profits, transactions and balances have been eliminated.

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

The Company changed its fiscal year end on January 3, 1998 to the closest Saturday to December 31. Previously, the Company reported its fiscal year end results as of the Saturday nearest to April
30. Data included herein for the third quarter of fiscal 1997 reflects the unaudited results of operations for the thirty-seven weeks ended September 20, 1997.

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


	Receivables and other current assets                  $     12,569
	Inventory                                                  101,199
	Property, equipment and leasehold improvements             116,431
	Deferred income tax asset                                   10,428
	Other assets                                                 2,106
	Goodwill                                                   135,454
	Accounts payable and accrued expenses                      (74,643)
	Notes payable and long-term debt, immediately repaid      (14,463)
	Capital lease obligations                                  (10,794)
	Restructuring obligations                                  (41,967)
							       ___________
	   Net purchase price                                 $    236,320
							       ===========




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

Of the total restructuring costs, $41,967 was recorded as goodwill as part of the purchase price allocation in the Delchamps acquisition and $893 was included as a special charge in the statement of operations ($599 in the 35 weeks ended January 3, 1998 and $294 in the first quarter of fiscal 1998).


4. ACQUISITION INTEGRATION COSTS AND OTHER SPECIAL CHARGES

Acquisition integration costs and other special charges recorded during the thirty-six week period ended September 12, 1998 consisted of $17,377 of business integration costs related to Delchamps, severance benefits of $250 and loss on stores sold under the consent decree with the Federal Trade Commission in the Delchamps acquisition of $294. Acquisition integration costs and other special charges recorded during the thirty-seven week period ended September 20, 1997 were $5,479 including
$958 of severance benefits, $1,779 due to an employment agreement relating to the Company's former chief executive officer, $2,008 for bridge loan fees and $734 for stores that have been or will be closed or sold.


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

6. LONG-TERM DEBT

Long-term debt consisted of the following:



					 September 12,  January 3,
					    1998          1998
					  ---------     ---------
  Senior notes at 12%, maturing in 2006   $ 200,000     $ 200,000
  Senior subordinated notes at 10.375%      200,000       200,000
    maturing in 2007
  Senior Credit Facility                    103,317        49,831
					  ---------     ---------
  Long-term debt                          $ 503,317     $ 449,831
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


7.  EARNINGS (LOSS) PER COMMON SHARE

Earnings (loss) per common share is based on net income
(loss) after preferred stock dividend requirements and the weighted average number of shares outstanding during each interim period. Cumulative dividends not declared or paid on preferred shares amounted to $2,101 and $6,303 for the twelve weeks and thirty-six weeks ended September 12, 1998, respectively. Cumulative dividends not declared or paid on preferred shares amounted to $2,001 and $5,662 for the twelve weeks and thirty-seven weeks ended September 20, 1997. The number of shares used in computing basic and diluted earnings
(loss) per share was 425,000 for the twelve weeks and 424,400 for the thirty-six weeks ended September 12, 1998 and 425,000 for the twelve weeks and thirty-seven weeks ended
September 20, 1997. Potential common shares attributed to outstanding warrants were not included in the computation of diluted earnings per share as their effect on earnings (loss) per share would be antidilutive.



8. COMMITMENTS AND CONTINGENCIES

The Company is a party to certain litigation incurred in the normal course of business. In the opinion of management, the ultimate liability, if any, which may result from this litigation will not have a material adverse effect on the Company's financial position or results of operations.



9. RESTATEMENT


Subsequent to the issuance of the Company's Quarterly
Report on Form 10-Q for the 12 weeks ended September
12, 1998, the Company determined that certain amounts recorded in connection with the Delchamps acquisition, during the quarter ended March 28, 1998, should have been charged to expense as incurred.

During the 12 weeks ended September 12, 1998, the Company recorded additional goodwill and restructuring obligations related primarily to consolidating warehouse and office facilities, remerchandising of Delchamps stores, training of Declchamps' employees, and other related items. Such amounts should have been recognized as cost of goods sold and expenses as incurred.


A summary of the significant effects of the restatement are as follows:



						     As
						 Previously         As
						   Reported      Restated

At September 12, 1998
Goodwill                                          $   152,077  $   124,227
Restructuring obligations, current                      9,238        8,793
Restructuring obligations, excluding current por       37,240       25,233
Retained earnings                                     111,020       96,795


For the twelve weeks ended September 12, 1998
Aquisition integration costs and other
  special charges                                               $    1,083
Total costs and expenses                          $   473,301      474,200
Earnings before taxes on income                         1,070          171
Income tax benefit                                        430           40
Net earnings                                              667          131

Net loss per share - basic and diluted            $     (3.37)  $    (4.64)

For the thirty-six weeks ended September 12, 1998
Cost of goods sold                                $  1,058,083  $ 1,060,153
Aquisition integration costs and
 other special charges                                               17,921
Total costs and expenses                             1,444,737    1,466,671
Loss before taxes on income                            (11,764)     (33,708)
Income tax benefit                                      (3,880)     (11,599)
Net loss                                                (7,884)     (22,109)

Net loss per share - basic and diluted            $     (33.43) $    (67.32)




ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
	    OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
	    (Dollars in thousands)

The following is management's discussion and analysis of significant factors affecting the Company's financial condition and results of operations during the periods included in the accompanying condensed consolidated statements of operations.

Subsequent to the issuance of the Company's Quarterly
Report on Form 10-Q for the 12 weeks ended September
12, 1998, the Company determined that certain amounts recorded in connection with the Delchamps acquisition, during the quarter ended September 12, 1998, should have been charged to expense as incurred.

During the 12 weeks ended September 12, 1998, the Company recorded additional goodwill and certain of these cost
(princpally related to store closures) have not been restated while other cost attributable to the Delchamps acquitions, including cost incurred in consolidating warehouse operations, remerchandising of Delchamps stores, and training of Delchamps employees have been expensed as acquisition integration cost and accordance with the guidlelines set forth in Emerging
Issues Task Force (EITF) Releases 94-3 ("reconigation of liabilities in connection with a Purchase Businssess Combination"). The effects of the restatement are presented in Note 8 of Notes to Condensed Consolidated Financial Statements and have been reflected herein.

A table showing the percentage of net sales represented by certain items in the Company's condensed consolidated statements of operations is as follows:


				36 Weeks    37 Weeks   12 Weeks   12 Weeks
				  Ended       Ended      Ended      Ended
				Sept 12,    Sept 20,   Sept 12,   Sept 20,
				  1998        1997       1998       1997
			       ---------    --------   --------   --------
Net sales                       100.0%      100.0%     100.0%     100.0%
Gross profit                     26.0        25.3       27.5       25.2
Direct store expenses            19.9        16.9       20.0       17.6
Warehouse, administrative
  and general expenses            3.7         4.6        3.6        3.8
Acquisition integration costs     1.3         0.6        0.2        1.0
  and other special charges
Operating income                  1.1         3.2        3.7        2.9
Interest expense, net             3.5         3.0        3.6        3.4
Earnings (loss)  before income   (2.4)        0.2        0.0       (0.5)
Provision for income taxes       (0.8)        0.1        0.0       (0.2)
Extraordinary item                0.0         0.1        0.0        0.1
Net earnings (loss)              (1.5)        0.0       (0.0)      (0.6)
EBITDA                            5.2         6.1        6.7        6.0



A summary of the period to period changes in certain items included in the condensed consolidated statements of operations for the thirty-six and thirty-seven week periods and twelve week periods ended
September 12, 1998 and September 20, 1997, respectively is as follows:





				Thirty-six Weeks Ended  Twelve Weeks Ended
				 September 12,1998       September 12,1998
					  $        %             $      %
				----------- --------     --------- ------
Net sales                      $    559,373     64.0 %  $  187,720   65.5 %
Gross profit                        152,147      n/m        58,274    n/m
Direct store expenses               137,186      n/m        44,562    n/m
Warehouse, administrative
  and general expenses               14,101      n/m         6,304    n/m
Acquisition integration costs
   and other special charges         12,442      n/m        (1,659)   n/m
Operating income                      9,067    109.5       (11,582)   n/m
Interest expense, net                23,881     91.6         7,764   82.5
Earnings (loss) before
  income taxes                      (35,463)     n/m         1,303    n/m
Provision for income taxes          (12,188)     n/m           500    n/m
Extraordinary item                      870      n/m           870    n/m
Net earnings (loss)                 (22,405)     n/m         1,673    n/m
EBITDA                               21,233     40.1        14,695   85.1
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

During the thirty-six weeks ended September 12, 1998, the Company focused, among other things, on integrating the operations of Delchamps. Specifically, the Company replaced Delchamp' shelf tags with the Company's shelf tags and changed the mix of products offered at Delchamps' stores to conform to the Company's mix and, in certain cases, local preferences. The integration of Delchamps into the Company's information systems and retraining of Delchamps' store employees was also completed. In addition, the Company closed Delchamp' Hammond warehouse in February 1998, closed
Delchamps' Mobile headquarters in April 1998, and began to use the Company's in-house printing facilities to print a majority of the print advertising for Delchamps' stores, which was previously outsourced by Delchamps.


PROPERTIES

The following table recaps store data for fiscal year 1998:



			  Q1 FY98          Q2 FY98         Q3 FY98
			    Ended           Ended           Ended
			 Mar 28, 98       Jun 20, 98      Sep 12, 98
			 __________       __________      __________
Stores     Beginning        217             200             198
	   Acquired
	   Opened                                             2
	   Closed/sold      (17)             (2)             (1)
			 __________       __________      __________
	   Ending           200             198             199
			 ==========       ==========      ==========

Format     Convention       172             168             167
	   Combination       11              14              16
	   Discount          17              16              16
			 __________       __________      __________
	   Total            200             198             199
			 ==========       ==========      ==========

Locations  Mississippi       81              81              82
	   Alabama           49              48              49
	   Arkansas           5               5               5
	   Florida           15              15              15
	   Tennessee          7               6               6
	   Lousiana          43              43              42
			 __________       __________      __________
	   Total            200             198             199
			 ==========       ==========      ==========

Gasoline   Beginning         54              53              53
	   Acquired
	   Opened                             1               1
	   Closed/sold       (1)             (1)
			 __________       __________      __________
	   Ending            53              53              54
			 ==========       ==========      ==========

Locations  Mississippi       45              44              45
	   Alabama            2               2               2
	   Arkansas           2               2               2
	   Florida
	   Tennessee          4               5               5
	   Lousiana
			 __________       __________      __________
	   Total             53              53              54
			 ==========       ==========      ==========





NET SALES

Net sales increased $187,720 or 65.5% in the twelve week period and $559,373 or 64.0% in the thirty-six week period ended September 12, 1998 as compared to the twelve and thirty-seven week periods ended September 20, 1997. The net sales increase was primarily attributable to the Delchamps acquisition. Same store sales decreased approximately 6.2% for the twelve week period and 4.4% for the thirty-six week period ended September 12, 1998. Sales throughout the thirty-seven weeks ended September 20, 1997 were positively impacted by the introduction of the Company's Gold Card, its customer loyalty program, in approximately 79 Jitney-Jungle and Jitney Premier supermarkets in January 1997. Sales for the thirty-six weeks ended September 12, 1998 were positively impacted by the introduction of the Gold Card in 52 Delchamps supermarkets in March
1998 and in the remaining Delchamps supermarkets during the second quarter ended June 20, 1998. The decline in same store sales is attributable primarily to competitive pressures [23 competitive openings (of which 6 were replacement stores) during the thirty-six week period ended September 12, 1998], distribution problems which are being corrected, a decline in sales at Delchamps supermarkets due to disruptions caused by the transition process which has been completed, and the fact that the Gold Card introduction positively impacted sales for most of the thirty-seven weeks ended September 20, 1997 but only the latter part of the thirty-six weeks ended September
12, 1998.  During the third quarter ended September 12, 1998, the
Company opened 2 new stores (in Hattiesburg, MS and in Jackson,
AL) in its newest prototype combination store format and opened 1 gasoline station. In addition, 1 store was closed. During the thirty-six weeks ended September 12, 1998 the Company opened 2 new stores in its combination store format and opened 2 gasoline stations. In addition, 2 gasoline stations and 20 stores were sold or closed including 10 stores that were required to be sold by the Federal Trade
Commission in connection with the Delchamps acquisition.  The
Company's store count at the end of the quarter was 199 supermarkets
(16 discount stores, 167 conventional stores and 16 combination stores) and 54 gasoline stations as compared to 221 supermarkets (18 discount stores, 192 conventional stores and 11 combination stores) and 53 gasoline stations at September 20, 1997.

GROSS PROFIT

Gross profit for the third quarter of fiscal 1998 increased $58,274 to $130,582 or 27.5% of net sales, compared to $72,308, or 25.2% of net sales, for the third quarter of fiscal 1997. Gross profit as a percentage of sales was 26.0% for the thirty-six week period ended September 12,
1998 as compared to 25.3% for the thirty-seven week period ended
September 20, 1997. Gross profit increased primarily due to the increase in net sales due to the Delchamps acquisition. In addition, during the thirty-six weeks ended September 12, 1998, $2070 was charged to excess shrink associated with Delchamps acquisition in the consolidated statements of operations.  During the second quarter of fiscal 1998 the Company began to benefit from increased purchasing leverage resulting from the Delchamps acquisition and this trend continued during the third quarter ended September 12, 1998.  The realized and expected benefits of such increased purchasing leverage are difficult to quantify precisely. Other benefits of increased purchasing leverage include reduced costs from volume incentives.
The Company expects to continue to benefit from such purchasing leverage. The increase in gross profit as a percentage of net sales is principally due to such increased purchasing leverage and the
improvement in product mix in the combination stores.   In addition
during the second and third quarters of fiscal 1998 the Company made significant progress to reduce store shrink.

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

WAREHOUSE, ADMINISTRATIVE AND GENERAL EXPENSES

Warehouse, administrative and general expenses were $17,230 or 3.6% of net sales and $10,926 or 3.8% of net sales for the twelve week periods and $53,698 or 3.7% of net sales and $39,597 or 4.6% of net sales for the thirty-six week and thirty-seven week periods ended September 12, 1998 and September 20, 1997 respectively. Warehouse, administrative and general expenses increased primarily due to an increase in net sales and increased warehousing expenses resulting from the Delchamps transaction. The decrease in warehouse, administrative and general expenses as a percent of sales for the thirty-six weeks ended September 12, 1998 was primarily due to additional sales and a decrease in administrative expenses as a result of the closing of the Delchamps' Mobile headquarters in April 1998. The
Company has closed Delchamps' Hammond warehouse, which the Company expects will lead to substantial cost savings. The resulting increase in volume at the Company's Jackson warehouse facilities has created operating inefficiencies that are currently being addressed by the Company's management and are expected to be resolved by the end of fiscal 1998. As a result of these inefficiencies, the Company experienced higher warehouse expenses during the thirty-six weeks ended September 12, 1998 than it expects to experience in the remainder of fiscal 1998.

ACQUISITION INTEGRATION COSTS AND OTHER SPECIAL CHARGES

Acquisition integration costs and other special charges were $17,921 for the thirty-six week period ended September 12, 1998. The Company incurred significant costs as a result of combining the Delchamps and Jitney-Jungle operations. In accordance with EITF Releases 94-3 and 95-3 the Company has allocated certain of these costs to goodwill. However, certain other costs attributable to the Delchamps acquisition, including costs incurred in consolidating warehouse operations, remerchandising of the Delchamps stores, and training of Delchamps employees have been written off as acquisition sots in accordance with the EITF guidelines. Other special charges included severance benefits of $250 and loss of $294 on stores sold under the consent decree with the Federal Trade Commission in the Delchamps acquisition. Acquisition integration costs and other special charges consisting of $958 of severance benefits, $1,779 relating to future payments to be made under an agreement with the Company's former chief executive officer, $2,008 for bridge loan fees and $734 for stores that have been or will be closed or sold were recorded during the thirty-seven week period ended September 20, 1997.

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


OPERATING INCOME

Operating income was $17,349 or 3.7% of net sales and $8,282 or 2.9% of net sales for the twelve week periods and was $16,239 or 1.1% of net sales and $27,821 or 3.2% of net sales for the thirty-six week and thirty-seven week periods ended September 12, 1998 and September 20, 1997, respectively. The increase in operating income was due to the factors discussed above.

EBITDA

EBITDA represents net income before interest income, interest expense, income taxes, depreciation and amortization and LIFO charges/credits and is calculated before any deduction for nonrecurring charges. EBITDA increased $14,695 or 85.1% to $31,966 or 6.7% of net sales in the third quarter of fiscal 1998 as compared to $17,271 or 6.0% of net sales in the third quarter of fiscal 1997. EBITDA increased $21,233 or 40.1% to $74,245 or 5.2% of net sales for the thirty-six week period ended September 12, 1998 as compared to $53,012 or 6.1% of net sales for the thirty-seven week period ended September 20, 1997. EBITDA increased primarily due to an increase in sales due to the Delchamps acquisition. The decrease in EBITDA as a percentage of net sales was due primarily to the increase in direct store expenses and warehouse expenses discussed above. EBITDA as presented is consistent with the definition used for covenant purposes contained in the Indenture governing the Company's Senior Notes and Senior Subordinated Notes. EBITDA is a widely accepted financial indicator of a company's ability to service debt. However, EBITDA should not be construed as an alternative to operating income, net income or cash flows from operating activities (as determined in accordance with generally accepted accounting principles) and should not be construed as an indication of the Company's operating performance or as a measure of liquidity. EBITDA as defined by the Company may not be comparable to similarly titled measures reported by other companies.

NET INTEREST EXPENSE

Net interest expense was $17,178 in the third quarter of fiscal 1998 as compared to $9,414 in the third quarter of fiscal 1997 and was $49,947 and $26,066 for the thirty-six week and thirty-seven week periods
ended September 12, 1998 and September 20, 1997, respectively.   The
increase in interest expense was primarily due to interest expense on the $200 million Senior subordinated notes issued in September 1997 in connection with the Delchamps acquisition.

INCOME TAX EXPENSE (BENEFIT)

Income tax expense for the twelve weeks and thirty-seven weeks ended September 20, 1997 was 40.6% and 33.6%, respectively, of pre-tax income compared to the federal and state statutory rate of 37.3%. The income tax benefit for the twelve weeks and thirty-six weeks ended September 12, 1998 was 23.4% and 34.4%, respectively, of pre-tax loss compared to the federal and state statutory rate of 37.3%; the difference in rates for the twelve weeks and thirty-six weeks ended

September 12, 1998 occurred primarily because goodwill relating to the Delchamps acquisition is deductible for financial reporting purposes but not for income tax purposes.


NET INCOME (LOSS)

Net income (loss) for the twelve weeks ended September 12, 1998 was $131 compared to ($1,542) for the twelve weeks ended September 20, 1997. Net income (loss) for the thirty-six weeks ended September 12, 1998 was ($22,109) compared to $296 for the thirty-seven weeks ended September 20, 1997. The decrease in net income resulted primarily from the increase in interest expense discussed above. Net income (loss) attributable to common shareholders decreased to ($28,412) for the thirty-six weeks ended September 12, 1998 compared to ($5,366) for the thirty-seven weeks ended September 20, 1997 and reflects the cumulation of dividends on preferred stock issued in the Recapitalization.

LIQUIDITY AND CAPITAL RESOURCES

Due to the Recapitalization and acquisition of Delchamps in September 1997 the Company has become highly leveraged and has certain restrictions on its operations. At September 12, 1998, Jitney-Jungle had $574,806 of total long-term debt (including capitalized leases and current installments) and a shareholders deficit of $195,832.

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

	*4.2     Amendment and Waiver Agreement No.2 dated June 19,
		 1998 to Amended and Restated Revolving Credit Agreement dated September 15, 1997 by and among Fleet Capital Corporation and the Company.

	*4.3     Amendment and Waiver Agreement No.3 dated October 5,
		 1998 to the Amended and Restated Revolving Credit Agreement dated September 15, 1997 by and among Fleet Capital Corporation and the Company.

	* 27.1  Financial Data Schedule

	* Filed herewith.

(b)  Reports on Form 8-K

	None

			       SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


			      JITNEY-JUNGLE STORES OF AMERICA, INC.
			      (Registrant)


			       /s/ Richard D. Coleman

			       -------------------
			       Richard D. Coleman
			       (Executive Vice President,
			       Chief Financial Officer)
			       (Principal Financial and
			       Accounting Officer)


Dated: October 27 , 1998