Form 10-K/A
period 1999-01-02
JITNEY JUNGLE STORES OF AMERICA INC /MI/
filed 1999-04-19
CIK 1005408

UNITED STATES
			SECURITIES AND EXCHANGE COMMISSION
			    Washington, D.C.  20549

				  FORM 10-K/A

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

			      CAUTIONARY NOTICE


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

		  JITNEY-JUNGLE STORES OF AMERICA, INC.

			   TABLE OF CONTENTS

ITEM                                                              PAGE

				PART I

	1.      Business                                           3

	2.      Properties                                         8

	3.      Legal Proceedings                                 11

	4.      Submission of Matters to a Vote of
		  Security  Holders                               11

				  PART II

	5.      Market for the Registrant's Common Equity and
		  Related Stockholder Matters                     12

	6.      Selected Financial Data                           14

	7.      Management's Discussion and Analysis of
		  Financial Condition and Results of
		  Operations                                      15

	8.      Financial Statements and Supplementary Data       29

	9.      Changes in and Disagreements with
		  Accountants on Accounting and
		  Financial Disclosure                            27

				  PART III

	10.     Directors and Executive Officers of the
		  Registrant                                      28

	11.     Executive Compensation                            33

	12.     Security Ownership of Certain Beneficial
		  Owners and Management                           38

	13.     Certain Relationships and Related Transactions    41

				  PART IV

	14.     Exhibits, Financial Statement Schedules and
		Reports on Form 8-K                               42

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

Store Formats

	Through its 80 years of operations in the Southeast, the Company has developed a strong consumer franchise, with many of its stores located in prime, high-traffic sites that provide significant competitive advantages. The Company currently operates supermarkets under three formats, each targeting specific market segments: (i) conventional supermarkets operating under the "Jitney-Jungle" and "Delchamps" name, (ii) combination food and drug supermarkets operating primarily under the "Jitney Premier" and "Delchamps Premier" name and (iii) discount supermarkets operating primarily under the "Sack and Save" name. The Company currently operates 198 supermarkets (161 conventional stores averaging approximately 35,000 square feet, 21 Premier combination stores averaging approximately 52,000 square feet and 16 discount stores averaging approximately 61,500 square feet), 54 gasoline stations and 10 liquor stores including recent changes made subsequent to fiscal year end. Of the 161 conventional stores, 54 have departments sufficient to be combination stores but have not been converted to the Premier format. All of the Company's conventional and combination supermarkets utilize a "Hi-Lo" pricing strategy (featuring competitive prices on all product offerings as well as a selection of items that are promoted at lower prices to generate increased customer traffic), offer a wide range of specialty departments and deliver high levels of service to customers. The Company has developed its "Gold Card" frequent shopper program
(which gives customers discounts and promotions not available to non-participating customers). This program has been in effect in the Jitney stores since January 1997 and was introduced in the Delchamps stores during the first half of 1998. Also, the 21 combination supermarkets offer expanded general and specialty merchandise, a wider range of full-service departments, expanded beauty care and pharmacy departments, and superior customer service.
The Company's 16 discount supermarkets utilize an everyday low price strategy (featuring consistently low prices aimed at the value conscious shopper). The discount supermarkets have lower operating costs than the conventional and combination supermarkets due to fewer service departments, lower customer service levels and enhanced productivity methods. The Company also operates 54 gasoline stations and 10 liquor stores at selected supermarket sites. The Company features nationally advertised and distributed merchandise, and also markets food products under a private label program.

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

Item 2.  Properties

	The following table recaps store data for fiscal
1998, 1997stub, 1997 and 1996:


:


									 Fiscal
						 _______________________________________________________
						    1998        1997 stub           1997            1996
						 _______       _________        ________         _______
Stores                     Beginning of Year         217             105             103             106
			   Acquired                                  118
			   Opened                      3                               2               4
			   Closed                     22               6                               7
						 _______       _________        ________         _______

			   End of Year               198             217             105             103
						 =======       =========        ========         =======

Store Composition          Conventional              165             185              76              72
  at Year End              Combination                17              11               2               2
			   Discount                   16              21              27              29
						 _______       _________        ________         _______

			   Total                     198             217             105             103
						 =======       =========        ========         =======

Average Square Feet        Conventional           35,300          35,000          26,500          26,000
			   Combination            52,000          56,000          56,900          56,100
			   Discount               61,500          60,000          57,800          57,100

Store Locations            Mississippi                82              89              73              71
  at Year End              Alabama                    49              53              11              11
			   Arkansas                    5               5               5               5
			   Florida                    15              17               2               2
			   Tennessee                   6               7               7               7
			   Louisiana                  41              46               7               7
						 _______       _________        ________         _______

			   Total                     198             217             105             103
						 =======       =========        ========         =======

Gasoline Stations          Beginning of Year          54              53              46              37
			   Opened                      2               2               7              11
			   Closed                      2               1               0               2
						 _______       _________        ________         _______

			   End of Year                54              54              53              46
						 =======       =========        ========         =======

Gasoline Station           Mississippi                45              45              43              38
  Locations                Alabama                     2               2               2               2
  at Year End              Arkansas                    2               2               2               1
			   Florida                     0               1               1               1
			   Tennessee                   5               4               4               3
			   Louisiana                   0               0               1               1
						 _______       _________        ________         _______

			   Total                      54              54              53              46
						 =======       =========        ========         =======





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




Function                                     Square Feet

Dry Grocery ..............................     415,000
Dry Grocery (new) ........................     177,000
Meat and Dairy ...........................      90,000
Dry Grocery and Health and Beauty Care....     120,000
Transportation and Damage Reclaim ........      73,000
Produce, Eggs and Floral..................      67,000
Frozen Foods..............................      79,000
					     _________
	Total  Warehouse..................   1,021,000
					     =========


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

Item 6. Selected Financial Data

	The following table sets forth selected historical financial information of Jitney-Jungle for the four fiscal years ended May 3, 1997, for the 35-week transition period ended January 3, 1998 and for the fiscal year ended January 2, 1999. The selected financial information for the year ended
January 2, 1999, for the 35-week transition period ended
January 3, 1998 and each of the two years in the period ended May 3, 1997 was derived from the audited consolidated financial statements of Jitney-Jungle included elsewhere in this document. The selected financial information for the two years ended April 29, 1995 was derived from audited consolidated financial statements of Jitney-Jungle. The following table should be read in conjunction with " Management's Discussion and Analysis of Financial
Condition and Results of Operations of Jitney-Jungle" and the historical consolidated financial statements of Jitney-Jungle included elsewhere in this document.



				     (52 weeks)    (35 weeks)      (53 weeks)    (52 weeks)     (52 weeks)     (52 weeks)
(Dollars in Thousands                January 2,    January 3,      May 3,        April 27,       April 29,      April 30,
Except Per Share Amounts)                  1999           1998           1997         1996         1995            1994
____________________________________________________________________________________________________________________________
Operating Results:
     Net sales                       $2,054,126     $1,145,129     $1,228,533   $1,179,318      $1,173,927      $1,152,333
     Gross profit                       542,141        285,669        303,087      292,063         288,188         276,546
     Interest expense (net)              72,343         31,608         36,215       13,000          10,823          11,626
     Earnings (loss) before income
       taxes and extraordinary item     (35,870)       (13,131)         1,085       24,977          30,220          27,135
     Income taxes (benefit)              (5,689)        (3,224)           339        9,062          11,417           9,956
     Earnings (loss) before
       extraordinary item               (30,181)        (9,907)           746       15,915          18,803          17,179
     Extraordinary item (net of tax)          -           (870)             -       (1,456)              -               -
     Net earnings (loss)               ($30,181)      ($10,777)          $746      $14,459      $   18,803      $   17,179
     Net earnings (loss) as a percent
     of sales                            (1.47%)        (0.94%)          0.06%        1.23%           1.60%           1.49%
				     ______________________________________________________________________________________
Common Stock Data:
     Earnings (loss) per common
       share-assuming dilution:
     Earnings (loss) before
       extraordinary item               ($92.92)       ($36.39)       ($16.26)     $162.88      $   923.15      $   843.42
     Extraordinary item                       -          (2.05)   -                 (15.96)              -               -
     Net earnings (loss)                ($92.92)       ($38.44)       ($16.26)     $146.92      $   923.15      $   843.42
				     ______________________________________________________________________________________

Financial Position:
     Total assets                      $691,146       $694,280       $267,845     $279,003      $  312,415      $  296,803
     Working capital                     10,778        (20,669)           (92)      26,449          71,929          60,385
     Long-term debt, including
       current portion                  517,071        449,831        208,000      239,059          38,727          40,628
     Capitalized lease
       obligations (including current)   68,724         75,081         62,260       62,165          60,471          62,186
     Restructuring obligation
       (including current)               32,287         55,515          2,202        1,237
     Redeemable preferred stock          71,452         63,042         57,921       49,988
     Stockholders' equity (deficit)    (206,470)      (167,900)      (152,002)    (144,815)        140,216         124,857
				     ______________________________________________________________________________________



Item 7. Management's Discussion and Analysis of
	  Financial Condition and Results of Operations

	The following discussion of the Company's results of operations and of its liquidity and capital resources should be read in conjunction with the Consolidated
Financial Statements and the notes thereto contained elsewhere in this report.



Results of Operations

General

	As of January 2, 1999 the Company operated a chain of 198 supermarkets and 54 gasoline stations. Net sales from gasoline stations during fiscal 1998, 1997 stub, 1997, and 1996 were 3.9%, 7.1%, 6.9%, and 5.2%, respectively, of the Company's net sales for such periods. The Company reports results of operations on a 52 or 53 week fiscal year. For fiscal years 1995, 1996 and 1997 the fiscal year ended on the Saturday nearest to April 30 of each year. The Company changed its fiscal year end on January 3, 1998 to the closest Saturday to December 31 of each year. This change created a "stub" year of 35 weeks for fiscal year ended January 3, 1998. The Company's first three fiscal quarters are 12 weeks, and the last quarter is 16 or 17 weeks. The consolidated statements of operations include 35 weeks for a short year ended January 3, 1998, 53 weeks of operations for fiscal 1997 and 52 weeks for fiscal 1998 and 1996. The Company acquired Delchamps on September 12, 1997 and the results of operations for those stores are included subsequent to that date. Except as indicated below, management believes that the results of operations for the 35 weeks ended January 3, 1998, as a percentage of sales, are indicative of the results for a 52 week period.

	The following sets forth, for the periods indicated, selected financial information expressed as a percentage of net sales.


			     FY98         FY97-stub        FY97            FY96
			  (52 Wks)        (35 Wks)        (53 Wks)        (52 Wks)
			    Ended           Ended           Ended           Ended
			    1/2/99          1/3/98          5/3/97         4/27/96
			    ______          ______          ______         _______
Net sales                  100.00%         100.00%         100.00%         100.00%
Gross profit                26.39           24.95           24.67           24.77
Direct store, warehouse
  and administrative
  expense                   20.65           20.33           18.86           19.23
Depreciation and
  amortization               2.81            2.57            2.43            2.27
Acquistion integration
  costs and other special
  charges                    1.16            0.27            0.22            0.00
			  _______        ________         _______         _______
Operating income             1.77            1.78            3.16            3.27
Interest expense, net        3.52            2.92            3.07            1.15
			  _______        ________         _______         _______

Earnings (loss) before
  income taxes and
  extraordinary item        (1.75)          (1.14)           0.09            2.12
Benefit (provision) for
  income taxes               0.28            0.28           (0.03)          (0.77)
Extraordinary loss (net
  of income tax
  benefit)                  0.00           (0.08)           0.00           (0.12)
			  _______        ________         _______         _______

Net earnings (loss)        (1.47%)         (0.94%)           0.06%           1.23%
			  =======        ========         =======         =======




	Approximately 19% of the Company's non-
perishable sales result from its private label program.
Private label products generally have a lower unit sales price than national brands, but provide a higher gross margin to the Company due to lower unit costs.

	During the past three years, an overall lack of inflation in food prices and increasingly competitive markets have made it difficult for the Company and other supermarket operators to achieve comparable store sales gains. Because sales growth has been difficult to attain, many operators, including the Company, have attempted to maintain market share through increased levels of promotional activities and discount pricing, creating a more difficult environment in which to increase year-over-year sales gains consistently. In addition, because of the growth in the Southeast market, many supermarket operators, including the Company, have opened new stores, which may result in an increase in market share, but a decline in same store sales for the other stores in those areas.


Net Sales

	The following sets forth, for the periods indicated, net sales of the Company.


						(dollars in millions)
			    FY98           FY97-stub         FY97            FY96
			  (52 Wks)          (35 Wks)        (53 Wks)        (52 Wks)
			    Ended            Ended           Ended           Ended
			   1/2/99           1/3/98          5/3/97          4/27/96
			  ________         ________        ________        _________
Net sales                $   2,054.1     $   1,145.1     $   1,228.5     $   1,179.3
Percentage increase
  (decrease) in
  same store sales             (4.04%)           0.34%         (0.20%)         (0.01%)
Number of stores at
  period end                     198             217             105             103






	The 1996 and 1997 fiscal years included sales only from the Jitney-Jungle Stores, the 1997 stub year included
35 weeks of sales from the Jitney-Jungle stores and 16
weeks of sales from the Delchamps stores; and the 1998 fiscal year included 52 weeks of sales for both Jitney-
Jungle and Delchamps stores. The net sales increase of $909.0 million in fiscal 1998 over fiscal 1997 stub was primarily attributable to the Delchamps acquisition. Same store sales declined 4.04% in fiscal 1998. Sales throughout fiscal 1997 were positively impacted by the introduction of the Company's Gold Card, its customer loyalty program, in approximately 79 Jitney-Jungle and Jitney Premier supermarkets in January 1997. Sales for most of fiscal
1998 were positively impacted by the introduction of the Gold Card in 52 Delchamps supermarkets in March 1998 and in the remaining Delchamps supermarkets during April
1998. The decline in same store sales is attributable primarily to competitive pressures (38 competitive openings, of which 9 were replacement stores), distribution problems which have been corrected, a decline in sales at Delchamps supermarkets due to disruptions caused by the transition process which was completed during the first half of the year and the fact that the Gold Card introduction positively impacted sales for most of fiscal 1997 but only for only the last three quarters of fiscal 1998. During fiscal 1998, twenty-two supermarkets were sold or closed
(including 10 supermarkets which were required to be sold by the Federal Trade Commission due to the Delchamps acquisition). The Company opened three new supermarkets (two of which were replacement stores), opened 2 gasoline stations and closed 2 gasoline stations.

	In fiscal 1997 stub, net sales decreased $83.4 million from fiscal 1997 due to the "stub" year having only
35 weeks.  Same store sales increased 0.34% during fiscal
1997 stub.  During fiscal 1997 stub, the Company acquired
118 Delchamps supermarkets and 10 liquor stores and closed 6 supermarkets. In addition, the Company opened 2 gasoline stations and closed one.

	The net sales increase of 4.2% in 1997 was primarily due to the opening of two supermarkets, the opening of seven new gasoline stations and the extra "53rd" week. Without this extra "53rd" week, sales would have increased approximately 2.2%. Same store sales declined 0.01% during fiscal 1997. The Company launched the Gold Card (the Company's customer loyalty program) at the beginning of the 4th quarter in approximately 79 Jitney-Jungle and Jitney Premier supermarkets and, as a result, sales and customer count increased.

Gross Profit

	The following sets forth, for the periods indicated, gross profit of the Company.


					     (dollars in millions)
			 __________________________________________________________
			      FY98         FY97-stub        FY97           FY96
			    (52 Wks)         (35 Wks)     (53 Wks)       (52 Wks)
			      Ended           Ended         Ended          Ended
			      1/2/99          1/3/98        5/3/97         4/27/96
			      ______          ______        ______         _______

Gross profit             $     542.1     $    285.7     $    303.1     $     292.1
Gross profit as of
  percentage of net
  sales                        26.39%         24.95%         24.67%          24.77%



	The increase in gross profit, as a percentage of net sales, for fiscal 1998 over the fiscal 1997 stub was primarily attributable to increased purchasing leverage resulting from the Delchamps acquisition and increased promotional allowances. In addition, gross margin improvements have been achieved as the Company remodels stores and expands the offering of higher margin perishable departments. The Company also initiated additional shrink control programs which have resulted in improved gross margins. Cost of sales for fiscal 1998 also includes $2,070 of excess shrink associated with the Delchamps acquisition.

	Gross profit, as a percentage of net sales, was relatively constant during the 1996 and 1997 fiscal years and the 1997 stub year primarily as a result of improvements in product acquisition cost (net of allowances) offset by low overall retail price inflation
(which was primarily the result of pricing and promotional changes by certain competitors) and discounts associated with the Jitney-Jungle Gold Card (frequent shopper card).




Direct Store, Warehouse and Administrative Expenses

	The following sets forth, for the periods indicated, direct store, warehouse and administrative expenses
(excluding acquisition and other nonrecurring costs and depreciation and amortization expense) for the Company.



						(dollars in millions)
			   ____________________________________________________________
			       FY98           FY97-stub        FY97            FY96
			     (52 Wks)        (35 Wks)        (53 Wks)        (52 Wks)
			      Ended           Ended           Ended           Ended
			      1/2/99          1/3/98          5/3/97         4/27/96
			      ______          ______          ______         _______
Direct store, warehouse
  and administrative
  expenses                $      424.2    $      232.8    $      231.7    $      226.8
Expenses as a percentage
  of net sales                   20.65%          20.33%          18.86%          19.23%





	In fiscal 1998, direct store, warehouse and administrative expenses increased 0.3%, as a percentage of net sales, over the fiscal 1997 stub and was primarily attributable to rent expense, store labor costs and warehouse expenses. Rent expense as a percentage of net sales in the Delchamps stores is more than twice that of the other Company stores. The increase in store labor as a percentage of net sales was principally due to a temporary increase in the number of employees, dedicated to complete retraining at the Delchamps supermarkets. The increase in warehouse expenses, as a percentage of net sales, was principally due to distribution problems resulting from the Delchamps transaction. The Company closed the Delchamps' Hammond warehouse in early 1998, which the Company expected would lead to substantial cost savings. However, the resulting increase in volume at the Company's Jackson warehouse facilities created operating inefficiencies which adversely impacted fiscal 1998 operations but which have subsequently been resolved.
The Company has experienced a reduction in administrative expenses, as a percentage of net sales, due to additional sales attributable to the Delchamps transaction combined with a decrease in administrative expenses as a result of the closing of the Delchamps' Mobile headquarters in April 1998.

	In fiscal 1997 stub, direct store, warehouse and administrative expenses increased, as a percentage of net sales, principally due to the higher cost of operations of the Delchamps stores as a percentage of net sales (primarily rent expense).

	For fiscal 1997, the improvement in direct store, warehouse and administrative expenses, as a percentage of net sales, over fiscal 1996 was primarily the result of reductions in supplies and advertising expense combined with an increase in backhaul income offset by increased group insurance and closed store expenses.


Depreciation and Amortization

	The following sets forth, for the periods indicated, depreciation and amortization for the Company.



						(dollars in millions)
			 ____________________________________________________________
			     FY98           FY97-stub        FY97            FY96
			   (52 Wks)        (35 Wks)        (53 Wks)        (52 Wks)
			    Ended           Ended           Ended           Ended
			    1/2/99          1/3/98          5/3/97         4/27/96
			    ______          ______          ______         _______
Depreciation and
  amortization         $        57.7   $        29.4   $        29.9   $        26.7
Depreciation and
  amortization as
  a percentage of
  net sales                     2.81%           2.57%           2.43%           2.27%




	In fiscal 1998, depreciation and amortization, as a percentage of net sales, increased 0.2 % over the fiscal
1997 stub principally due to acquisitions of property and equipment (including capital leases) associated with the Company's new and remodeled stores and gasoline stations, and the Delchamps acquisition.

	In fiscal 1997 stub, the increase in depreciation and amortization, as a percentage of net sales, was primarily attributable to the Delchamps acquisition.

	The increase in depreciation and amortization, as a percentage of net sales, in fiscal 1997 was principally due to acquisitions of property and equipment (including capital leases) associated with the Company's remodeling program and acquisition of new stores and gasoline stations.


Acquisition Integration Costs and Other Special Charges

	The following sets forth, for the periods indicated, acquisition integration costs and other special charges for the Company.





						    (dollars in millions)
			 ________________________________________________________________
			       FY98           FY97-stub        FY97            FY96
			     (52 Wks)        (35 Wks)        (53 Wks)        (52 Wks)
			      Ended           Ended           Ended           Ended
			      1/2/99          1/3/98          5/3/97         4/27/96
			      ______          ______          ______         _______
Acquisition integration
  costs and other
  special charges        $        23.8   $         3.1  $          2.7  $            -
Acquisition integration
  costs and other
  special charges
  as a percentage of
  sales                           1.16%           0.27%           0.22%           0.00%




	The Company incurred significant costs as a result of combining the Delchamps and Jitney-Jungle operations. In accordance with EITF Releases 94-3 and 95-3 the Company has allocated certain of these costs to goodwill. However, certain other costs attributable to the Delchamps acquisition, including costs incurred in consolidating warehouse operations, remerchandising of the Delchamps stores, and training of Delchamps employees have been written off as acquisition sots in accordance with the EITF guidelines. Other special charges included long-lived asset impairment charges ($3.2 million); loss on stores sold under the consent decree with the Federal Trade Commission in connection with the Delchamps acquisition ($0.3 million); pre-acquisition contingencies from the Delchamps acquisition ($1.2 million); severance benefits ($0.7 million); and other abandoned transaction costs ($1.0 million).

	In fiscal 1997 stub, special charges consisted of severance benefits ($0.5 million), fees related to bridge financing in the Delchamps acquisition ($2.0 million) and loss on stores sold under the consent decree with the Federal Trade Commission in the Delchamps acquisition
($0.6 million).

	In fiscal 1997, special charges consisted of costs
($1.8 million) associated with the employment contract of the Company's former Chief Executive Officer and the severance benefits ($.9 million) of various associates (a) who retired early or (b) whose positions were eliminated.


Operating Income

	The following sets forth, for the periods indicated, operating income for the Company.





						  (dollars in millions)
			       FY98           FY97-stub        FY97            FY96
			     (52 Wks)        (35 Wks)        (53 Wks)        (52 Wks)
			       Ended           Ended           Ended           Ended
			      1/2/99          1/3/98          5/3/97         4/27/96
			      ______          ______          ______         _______
Operating income         $        36.5   $        20.3   $        38.7   $        38.6
Operating income
  as a percentage
  of net sales                    1.77%           1.78%           3.16%           3.27%






	Changes in operating income are due to the factors reflected above.


EBITDA

	The following sets forth, for the periods indicated, EBITDA of the Company.


   FY98        FY97-stub      FY97       FY96
  (52 Wks)      (35 Wks)    (53 Wks)   (52 Wks)
   Ended         Ended       Ended      Ended
   1/2/99        1/3/98      5/3/97     4/27/96
   ______        ______      ______     _______

$  117.4       $   51.9     $  70.3    $   64.9
   5.71%          4.53%       5.72%       5.50%


	EBITDA represents income before interest, income taxes, depreciation, amortization, acquisition and other
nonrecurring costs and LIFO charges (credits).    EBITDA as
presented is consistent with the definition used for covenant purposes contained in the Indenture. EBITDA is a widely accepted financial indicator of a company's ability to service debt. However, EBITDA should not be construed as an alternative to operating income, net income, or cash flows from operating activities (as determined in accordance with generally accepted accounting principles) and should not be construed as an indication of the Company's operating performance or as a measure of liquidity. However, management believes it to be a useful measure and therefore it has been presented.


Net Interest Expense

	The following sets forth, for the periods indicated, net interest expense of the Company.




						(dollars in millions)
			      FY98           FY97-stub        FY97            FY96
			    (52 Wks)        (35 Wks)        (53 Wks)        (52 Wks)
			     Ended           Ended           Ended           Ended
			     1/2/99          1/3/98          5/3/97         4/27/96
			     ______          ______          ______         _______
Net interest expense     $        72.3   $        33.4   $        37.6   $      13.6
Net interest expense
  as a percentage of
  net sales                       3.52%           2.92%           3.06%         1.15%






	The increase in net interest expense, as a percentage of net sales, for fiscal 1998 was primarily attributable to interest expense on the $200 million senior subordinated notes issued in September 1997 and the associated increase in debt issue cost related to the Delchamps acquisition.

	The decrease in net interest expense, as a percentage of net sales, for fiscal 1997 stub was primarily attributable to the increase in sales due to the Delchamps acquisition.

	The increase in net interest expense as a percentage of net sales of 1.9% for fiscal 1997 was primarily due to interest expense on the Senior Notes and the Credit facility, which were in place all of fiscal 1997 and only two months of fiscal 1996; and increased debt issue costs related to the Merger.


Income Taxes

The following sets forth, for the periods indicated, income taxes of the Company.



						(dollars in millions)
			      FY98           FY97-stub        FY97            FY96
			    (52 Wks)        (35 Wks)        (53 Wks)        (52 Wks)
			     Ended           Ended           Ended           Ended
			     1/2/99          1/3/98          5/3/97         4/27/96
			     ______          ______          ______         _______
Income tax expense
  (benefit)            $         (5.7) $         (3.2) $          0.3  $          9.1
Income tax (benefit)
  effective rate               (16.30%)        (24.55%)         31.24%          36.28%





	The increase in income tax benefit for fiscal 1998 was principally due to an increase in pretax loss. The income tax benefit was 16.3% of pretax loss compared to the federal and state statutory rate of 37.3%; the difference in rates occurred primarily because goodwill relating to the Delchamps acquisition is deductible for financial reporting purposes but not for income tax purposes and the impact of recording a valuation allowance for the company's net deferred tax asset.

	The decrease in income taxes for fiscal 1997 stub was due to a loss in pretax earnings. The income tax benefit was 24.6% of pretax loss compared to the federal and state statutory rate of 37.3%; the difference in rates occurred primarily because goodwill relating to the Delchamps acquisition is deductible for financial reporting purposes but not for income tax purposes.

	The decrease in income taxes for fiscal 1997 principally resulted from lower pretax earnings. The income tax expense was 31.2% of pretax income compared to the federal and state statutory rate of 37.3%; the difference in rates occurred primarily due to credits applicable to state income taxes.


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




						(dollars in millions)
			 _____________________________________________________________
			       FY98           FY97-stub        FY97            FY96
			     (52 Wks)        (35 Wks)        (53 Wks)        (52 Wks)
			      Ended           Ended           Ended           Ended
			      1/2/99          1/3/98          5/3/97         4/27/96
			      ______          ______          ______         _______

Net earnings (loss)      $       (30.2)  $       (10.8)  $          0.7  $       14.5
Net earnings (loss)
  percentage of
  net sales                      (1.47%)         (0.94%)         (0.06%)         1.23%






	 Changes in net earnings are due to the factors reflected above.


Liquidity and Capital Resources

	Historically, the Company has funded its working capital requirements, capital expenditures and other needs principally from operating cash flows. Due to the Merger and acquisition of Delchamps, however, the Company has become highly leveraged and has certain restrictions on its operations imposed pursuant to the Senior Credit Facility and indentures governing the Senior Notes and Senior
Subordinated Notes.  At January 2, 1999, the Company had
$618.1 million of total long-term commitments (including long-term debt, capitalized leases and restructuring obligations) and a shareholders' deficit of $206.5 million.

	The Company's principal uses of liquidity have been to fund working capital, meet debt service requirements and finance the Company's strategic plans.
The Company's principal sources of liquidity are expected to be cash flow from operations and borrowings under the Senior Credit Facility. Borrowings outstanding at January
2, 1999 under the Senior Credit Facility were $112,950 million. The Company had outstanding at January 2, 1999 $11,331 million in letters of credit issued under the Senior Credit Facility. The commitments under the Senior Credit
Facility will terminate, and all loans outstanding thereunder will be required to be repaid in full on March 15, 2004.
Prior to March 1999, borrowings under the Senior Credit Facility, including revolving loans and up to $30 million in letters of credit, could not exceed the lesser of (i) the "Total Commitment", which initially was $150.0 million, and (ii) an amount equal to the sum of (A) up to 65% of eligible inventory (valued at the lesser of FIFO cost or market value, the "Borrowing Base") of the Company and (B) the "Supplemental Availability", which initially was $53.0 million. Each of the Total Commitment and the Supplemental Availability began reducing on a quarterly basis commencing in September 1998. Effective March
1999 the Senior Credit Facility was amended to provide that, among other things (i) the Total Commitment be increased to $162.3 million and no longer be reduced by the amortized amount of the Supplemental Availability and (ii) the Borrowing Base be increased from 65% to 70% of eligible inventory for the periods March 1, 1999 through April 30, 1999 and September 1, 1999 through October 31,
1999. In April 1999, certain financial covenants relating to various periods in 1998 were amended and restated.

	The Company makes significant capital
expenditures to remodel and construct supermarkets and, in recent periods, to convert supermarkets to its combination format. New stores, remodels, and conversions will continue to be the most significant portion of planned capital expenditures. Capital expenditure plans are frequently modified from time to time depending on cash availability and other economic factors, and are limited by covenants under its Senior Credit Facility.


	Cash provided by operating activities during fiscal 1998 was $18.4 million compared to $37.2 million in fiscal stub 1997, $66.5 million for fiscal 1997 and $55.5 million for fiscal 1996. In fiscal 1998, the decrease in cash provided by operating activities was primarily due to improved gross margins offset by increased interest expense associated with the $200 million senior subordinated notes issued in September 1997, increased labor due to a temporary increase in number of employees required in order to complete retraining at Delchamps supermarkets, increased costs incurred in converting the Delchamps retail stores to Company store formats, increased rent associated with Delchamps stores, and increased warehousing costs associated with the Delchamps acquisition and an increase in working capital. In fiscal 1997 stub, cash provided by operating activities decreased primarily due to an increase in overall interest expense associated with the Delchamps acquisition.
 In fiscal year 1997, inventories decreased due to an inventory reduction plan implemented by management and accounts payable increased by improving vendor terms to industry standards. These working capital improvements were partially offset by the reduction in net earnings due principally to the increase in cash interest expense as a result of additional borrowing activities resulting from the Recapitalization in March 1996.

	Net cash used in investing activities was $74.0 in fiscal 1998, $239.2 million in fiscal 1997 stub and $22.3 million for fiscal 1997 and $4.2 million for fiscal 1996.
During fiscal 1998, the Company paid $5.0 million in cash to former Delchamps shareholders and deposited $13.8 million in cash with the clerk of court of Mobile County
Alabama as required by law in connection with the dissenters' rights proceeding (see Item 3-Legal
Proceedings). The Company's capital expenditures for 1998 of $71.8 million were higher than prior years as a result of the Delchamps acquisition, and were offset by proceeds from the sale of 10 stores required to be sold by the Federal Trade Commission in connection with the acquisition and the sale of two parcels of land for $5.4 million. Net cash used in investing activities for the 1997 stub was primarily the cash used to acquire Delchamps.

	Net cash provided by financing activities was $61.6 in fiscal 1998. Net cash provided by financing activities was $199.6 million in fiscal 1997 stub. Net cash used in financing activities was $35.4 million for fiscal 1997 and $65.8 million for fiscal 1996. Net cash provided by financing activities during fiscal 1998 was primarily due to a net increase in the borrowings under the Senior Credit Facility which were used to fund costs associated with the Delchamps acquisition. The net cash provided by financing activities during the 1997 stub was primarily attributable to the issuance of the Senior Subordinated Notes. The primary financing activities in fiscal year 1996 were the proceeds from the issuance of new Common
Stock and Senior Notes which were used to redeem the old Common Stock and primary related merger costs.




	The Company's expenditures to comply with environmental laws and regulations at its grocery stores primarily consist of those related to remediation of underground storage tank leaks and spills and retrofitting chlorofluorocarbon ("CFC") chiller units. The Company's unreimbursed cost for remediation at the 16 facilities which have had leaks or spills has not been material. All significant required expenditures in connection with the cleanup of such leaks and spills have been made at such locations except at three recently discovered locations which are still undergoing investigation and one location awaiting state approval of its remediation plan. In addition, the Company has obtained insurance coverage for bodily injury, property damage and corrective action expenses resulting from releases of petroleum products from underground storage tanks during the covered period at all 58 locations. The Company spent $170,000, $130,000, $914,000 and $468,000 for retrofitting CFC-
containing chiller units during fiscal 1998, 1997 stub, fiscal 1997 and fiscal 1996, respectively. Between approximately $175,000 and $200,000 in expenditures are contemplated for retrofitting the CFC units in fiscal 1999. All expenditures necessary to upgrade all Pump and Save tanks to comply with 1998 tank standards were completed in fiscal 1998. These regulatory compliance costs are not covered by insurance.

	The Company believes that cash flow from operations as well as additional borrowing available under its credit line are adequate to sustain its operations through fiscal 1999.

Inflation

	The Company's primary costs, inventory and labor, are affected by a number of factors that are beyond its control, including availability and price of merchandise, the competitive climate and general and regional economic conditions. As is typical of the supermarket industry, the Company has generally been able to maintain margins by adjusting its retail prices, but competitive conditions may from time to time render it unable to do so while maintaining its market share.

Year 2000

	During calendar years 1996, 1997 and 1998, the Company's Information Services Department conducted an extensive information services system review of all primary systems, such as financial, payroll, human resources, employee benefits, purchasing, merchandising, retail/pricing, warehousing and store management as well as secondary systems such as catering, damage reclamation and loss prevention. This review evaluated these systems in terms of their Year 2000 compliance, flexibility to absorb Delchamps' operations, capacity, general efficiency, compatibility and competitive advantage.
The Information Services Department recommended, and the Company is implementing, the replacement or upgrading of all the Company's primary and secondary systems, most of which were 10 to 15 years old. From
March 1997 to January 2, 1999, the Company spent, excluding license fees, approximately $2,600,000 to replace its financial, payroll, human resources and employee benefits systems. The Company's other primary systems (purchasing, merchandising, retail/pricing, warehousing and store management) are scheduled to be replaced and/or remediated by October
1, 1999, at an estimated cost of $2,850,000, at which time all potential Year 2000 problems in the Company's primary systems should be resolved.
Although the Company's operations are not dependent on its secondary systems, the Company has spent approximately $300,000 as of January 2, 1999 upgrading these systems and anticipates spending approximately an additional $600,000 in order to complete that project by the end of September 1999, at which time all potential Year 2000 problems in the Company's secondary systems should be resolved. No assurances can be given, however, that all Year 2000 problems will be effectively resolved on schedule or before the Year 2000. Any such problems, if not resolved, could have a material adverse effect on the Company's business, financial condition and results of operations.

	The Company has sent a survey to its third party suppliers, financial institutions and insurance companies (i) inquiring into their Year 2000 compliance status, (ii) seeking commitments of their intention to become Year 2000 compliant and (iii) gathering information to assess the effect of any non-compliance on the Company's operations. No assurances can be given that these third parties will become Year 2000 compliant. Any such non-compliance could have a material adverse effect on the Company's business, financial condition and results of operations.

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

Item 8.  Financial Statements and Supplementary Data


JITNEY-JUNGLE STORES OF AMERICA, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands Except Per Share Amounts)
______________________________________________________________________________________

							     January 2,     January 3,
ASSETS                                                          1999           1998
CURRENT ASSETS:
    Cash and cash equivalents                              $    18,041  $    11,984
    Receivables                                                 28,197       13,833
    Refundable income taxes                                     16,862        5,663
    Merchandise inventories                                    166,774      162,786
    Prepaid expenses and other                                   5,655        5,907
    Deferred income taxes                                                    15,681
							      ________    _________
	   Total current assets                                235,529      215,854

PROPERTY AND  EQUIPMENT, at cost:
    Land                                                         4,723       14,442
    Buildings                                                   31,666       34,776
    Fixtures and equipment                                     272,321      264,192
    Property under capitalized leases                           83,676       88,995
    Leasehold improvements                                      80,723       67,414
							      ________    _________

	   Total                                               473,109      469,819
    Less accumulated depreciation and amortization             175,655      166,045
							      ________    _________

	   Net property and equipment                          297,454      303,774
							      ________    _________

GOODWILL, net of amortization of $4,250 and
  and $1,105, respectively                                     131,206      142,415

OTHER ASSETS                                                    26,957       32,237












							      ________    _________
TOTAL ASSETS                                               $   691,146  $   694,280
							      ========    =========

See notes to consolidated financial statements.





______________________________________________________________________________________

							     January 2,   January 3,
LIABILITIES AND STOCKHOLDERS' DEFICIT                           1999         1998
CURRENT LIABILITIES:
  Accounts payable                                          $   138,087  $   112,641
  Accrued expenses:
    Personnel costs                                               3,053       13,823
    Payable to dissenting Delchamps, Inc. shareholders            7,624       26,637
    Taxes, other than income taxes                               19,380       17,956
    Insurance and self-insurance claims                          15,408       19,886
    Interest                                                     17,159       15,017
    Other                                                         7,371        8,876
  Current portion of capital leases                               5,789        6,760
  Current portion of restructuring obligation                    10,880       14,927
							       ________     ________
	   Total current liabilities                            224,751      236,523

Long-term debt                                                  517,071      449,831
Obligations under capital leases, excluding current
  installments                                                   62,935       68,321
Restructuring obligation, excluding current installments         21,407       40,588
Deferred income taxes                                                          3,875
							       ________     ________

	   Total liabilities                                    826,164      799,138

COMMITMENTS AND CONTINGENCIES (Notes 7, 8, 11 and 18)

REDEEMABLE PREFERRED STOCK, aggregate
  liquidation preference value of $73,279 and
  $65,077, respectively                                          71,452       63,042

STOCKHOLDERS' DEFICIT:
  Class C Preferred Stock - Series 1
     (at liquidation preference value)                            9,973        9,071
  Common stock ($.01 par value, authorized 5,000,000
    shares, issued and outstanding 425,280 and 425,000
    shares, respectively)                                             4            4
  Additional paid-in capital                                   (302,305)    (302,326)
  Retained earnings                                              85,858      125,351
							       ________     ________

	   Total stockholders' deficit                         (206,470)    (167,900)
							       ________     ________

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                 $   691,146  $   694,280
							       =======      ========





JITNEY-JUNGLE STORES OF AMERICA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars In Thousands Except Per Share Amounts)
__________________________________________________________________________________________________________
											 Year Ended
						    Year          35 Weeks       ________________________
						  Ended Jan-     Ended Jan-        May 3,      April 27,
						 uary 2, 1999   uary 3, 1998       1997          1996
NET SALES                                        $ 2,054,126    $ 1,145,129    $ 1,228,533    $ 1,179,318


COSTS AND EXPENSES:
  Cost of sales (including $2,070 in the
    year ended in 1999 of excess shrink
    associated with Delchamps acquisition)         1,511,985        859,460        925,446        887,255
  Direct store expenses                              413,623        206,945        205,250        198,579
  Warehouse, administrative and general               68,287         55,293         56,379         54,912
  Interest expense, net                               72,343         33,445         37,636         13,595
  Acquisition integration costs and
    other special charges (Note 14)                   23,758          3,117          2,737
						   ---------      ---------      ----------     ---------
       Total costs and expenses                    2,089,996      1,158,260      1,227,448      1,154,341
						   ---------      ---------      ----------     ---------
  Earnings (loss) before income taxes
    and extraordinary items                          (35,870)       (13,131)         1,085         24,977

INCOME TAX EXPENSE (BENEFIT)                          (5,689)        (3,224)           339          9,062
						   ----------     ----------      ---------      --------
Earnings (loss) before extraordinary items           (30,181)        (9,907)           746         15,915
						   ==========     ==========      =========      ========
EXTRAORDINARY ITEMS, net of
  income tax benefit of $518 and
  $866, respectively                                                   (870)                       (1,456)
						   ----------     -----------     ---------      ---------
NET EARNINGS (LOSS)                               $  (30,181)     $ (10,777)      $    746       $ 14,459

EARNINGS (LOSS) PER
  COMMON SHARE:
   Before extraordinary items                     $    (92.92)    $  (36.39)      $ (16.26)      $ 185.85
   Extraordinary items                                                (2.05)                       (18.13)

   Net earnings (loss) per common share           $    (92.92)    $  (38.44)      $ (16.26)      $ 167.72

EARNINGS (LOSS) PER COMMON
  SHARE - ASSUMING DILUTION:
   Before extraordinary items                     $    (92.92)    $   (36.39)     $ (16.26)      $  162.88
   Extraordinary items                                                 (2.05)                       (15.96)
   Net earnings (loss) per common
    share - assuming dilution                     $    (92.92)    $   (38.44)     $ (16.26)      $  146.92
						   ===========    ============    ==========     ==========

See notes to consolidated financial statements.




JITNEY-JUNGLE STORES OF AMERICA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
(Dollars In Thousands Except Per Share Amount)


					       Class C Preferred
					       Stock, Series 1           Common Stock
					       -----------------    -------------------         Additional
					       Number                  Number                    Paid-in      Retained
					       of Shares   Amount      of Shares  Amount         Capital      Earnings
BALANCE, APRIL 30, 1995                                                 20,368   $ 1,061        $  1,807      $ 137,348
Issuance of shares and warrants                 76,042     $ 7,604     425,000         4           7,377
Redemption of common stock                                             (20,368)   (1,061)       (311,510)
Cash dividends ($92.15 per share)                                                                                (1,877)
Net earnings                                                                                                     14,459
Accretion of discount on Class A
  Preferred Stock                                                                                                   (27)
					       --------     --------   --------   --------      ---------       --------
BALANCE, APRIL 27, 1996                         76,042       7,604     425,000         4        (302,326)       149,903

Net earnings                                                                                                        746
Accretion of discount on Class A
  Preferred Stock                                                                                                  (189)
Cumulation of dividends on
  preferred stock                                              898                                               (8,642)
					       --------     --------   --------   --------      ---------       --------
BALANCE, MAY 3, 1997                            76,042       8,502     425,000         4        (302,326)       141,818

Net loss                                                                                                        (10,777)
Accretion of discount on Class A
  Preferred Stock                                                                                                  (130)
Cumulation of dividends on
  Preferred stock                                              569                                               (5,560)
					       --------     --------   --------   --------      ---------       --------
BALANCE, JANUARY 3, 1998                        76,042       9,071     425,000         4        (302,326)       125,351

Net loss                                                                                                        (30,181)
Stock options exercised                                                    280                        21
Accretion of discount on Class A
 Preferred Stock                                                                                                   (208)
Cumulation of dividends on
  preferred stock                                                902                                             (9,104)
					       --------     --------   --------   --------      ---------       --------
BALANCE, JANUARY 2, 1999                        76,042       $ 9,973   425,280     $   4       $(302,305)      $ 85,858
					       ========     ========   ========   ========      =========       =========


See notes to consolidated financial statements.



JITNEY-JUNGLE STORES OF AMERICA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)


							    Year        35 Weeks            Year Ended
							 Ended Jan-     Ended Jan-     May 3,        April 27,
							 uary 2, 1999   uary 3, 1999   1997          1996
OPERATING ACTIVITIES:
  Net earnings (loss)                                    $ (30,181)      $ (10,777)     $   746       $  14,459
  Adjustment to reconcile net earnings (loss) to
    net cash provided by operating activities:
      Extraordinary items                                                      870                        1,456
      Depreciation and amortization                         57,693          29,406       29,898          26,728
      Amortization of deferred loan costs                    3,683           1,837        1,421             595
      Loss (gain) on disposition and write-down
	of property and other assets                         1,806            (250)       1,899             817
	Deferred income tax expense (benefit)                6,766            (585)      (3,574)          2,577
	Decrease in restructuring obligation                (5,313)           (453)
      Changes in current assets and liabilities, net of
	effects of acquisition:
	 Receivables                                       (25,447)         (7,596)        (571)          5,866
	 Inventories                                         6,593          (3,520)      12,826           5,826
	 Prepaid expenses and other                         (1,140)           (936)       3,941          (2,011)
	 Accounts payable                                   17,134          18,861        9,970           1,562
	 Accrued expenses                                  (13,187)         10,304        9,923          (2,356)
							  -----------      ----------   ----------      ----------

	   Net cash provided by operating activities        18,407          37,161       66,479          55,519
							  -----------      ----------   ----------      ----------
INVESTING ACTIVITIES:
  Capital expenditures                                     (71,808)        (36,951)     (24,099)        (30,011)
  Proceeds from sale of property and other assets           16,773           1,069        1,477           2,617
  Purchase of Delchamps, Inc., net of cash acquired                       (204,036)
  Cash paid for dissenting
    former shareholders of Delchamps, Inc.                 (18,956)
  Purchase of investments in debt securities                                                            (23,026)
  Maturities of investments in debt securities                                 738          337          46,301
							  -----------      ----------   ----------      ----------
  Net cash used in investing activities                    (73,991)       (239,180)     (22,285)         (4,219)

							  -----------      ----------   ----------      ----------
FINANCING ACTIVITIES:
  Proceeds from issuance of long-term debt                 172,613         249,831                      239,059
  Proceeds from issuance of stock and warrants                  21                                       35,840
  Redemption of common stock                                                                           (286,824)
  Payments on long-term debt                              (105,373)        (22,463)     (31,059)        (38,412)
  Debt issue costs                                                         (24,852)                      (8,214)
  Payments on capital lease obligations                     (5,620)         (2,939)      (4,385)         (5,355)
  Dividends paid                                                                                         (1,877)
							  -----------      ----------   ----------      ----------
	   Net cash provided by (used in)
	     financing activities                           61,641         199,577      (35,444)        (65,783)
							  -----------      ----------   ----------      ----------

INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                                           6,057         (2,442)        8,750         (14,483)

CASH AND CASH EQUIVALENTS:
  Beginning of period                                       11,984         14,426         5,676          20,159
							  -----------      ----------   ----------      ----------

  End of period                                           $ 18,041       $ 11,984      $ 14,426       $   5,676
							  ===========      ==========   ==========      ==========

										  (Continued)



JITNEY-JUNGLE STORES OF AMERICA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)


											     Year Ended
							  Year            35 Weeks       ___________________
							Ended Jan-       Ended Jan-      May 3,    April 27,
							uary 2, 1999    uary 3, 1998     1997        1996
NON-CASH INVESTING AND FINANCING
  ACTIVITIES:
  Purchase of Delchamps, Inc. - portion unpaid
    and payable to dissenting shareholders                                $ 26,637
									  ==========
  Accrued direct acquisition costs of Delchamps, Inc.                     $  5,704
  Capital lease obligations incurred                       $  6,181                    $  3,538   $  7,971
  Preferred stock issued during Recapitalization:          ==========                  =========  =========
    in exchange for receivables and common stock                                                  $    184
    settlement of deferred compensation obligation                                                     712
    in redemption of common stock                                                                   27,446
  Common stock issued during Recapitalization:
    in exchange for notes receivable                                                                   176
    in redemption of common stock                                                                      588
												  ==========
												   $29,106
												  ==========
SUPPLEMENTAL DISCLOSURES:
  Cash paid for interest                                    $ 66,782      $ 21,021     $ 35,902    $12,915
							    =========     =========    =========   =========
  Cash paid (received) for
     income taxes, net                                      $ (2,397)     $  4,799     $ (1,521)   $ 7,700
							    =========     =========    =========   =========

See notes to consolidated financial statements.                                        (Concluded)



JITNEY-JUNGLE STORES OF AMERICA, INC. AND SUBSIDIARIES


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEAR ENDED JANUARY 2, 1999, THIRTY-FIVE WEEKS ENDED JANUARY 3, 1998, AND THE YEARS ENDED MAY 3, 1997 AND APRIL 27, 1996
(Dollars in Thousands Except Per Share Amounts)
____________________________________________________________________

1.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

	a.   Nature of Operations and Basis of Presentation  -
	     The Company operates retail supermarkets in six southeastern states primarily using distribution centers located in Jackson, Mississippi. Supermarkets are operated in various formats and sizes (conventional, combination food and drugs and discount) and in certain locations include retail gasoline stations. Accordingly, the Company operates in one business segment.

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

	c. Inventories - Substantially all inventories are stated at the lower of cost (using the last-in, first-out method) or market.

	d.   Capitalization, Depreciation and Amortization  -
	     The cost of property, fixtures, equipment and improvements is depreciated and amortized by the straight-line method over the estimated useful lives of the assets. The estimated useful lives of buildings range up to forty years and the estimated useful life of fixtures and equipment is eight years. Assets under capital leases are recorded at the lower of fair value or the present value of future minimum lease payments. Assets under capital lease and leasehold improvements are amortized by the straight-line method over their primary lease term. License and franchise rights are amortized by the straight-line method over twenty years. Debt issue costs are amortized over the life of the related debt by the interest method. At each balance sheet date the Company evaluates the recoverability of property, equipment and other long-term assets based upon expectations of nondiscounted cash flows and operating income.

	e. Goodwill - Goodwill relates primarily to the excess of purchase price over fair value of net assets acquired in the acquisition of Delchamps, Inc. and is being amortized over 40 years by the straight-line method.

	f. Store Opening/Closing Costs - Non-capital expenditures incurred for new or remodeled retail stores are expensed as incurred. When a store is closed, the remaining investment in fixtures and leasehold improvements, net of expected salvage, is charged against operations; the present value of any remaining lease liability, net of expected sublease recovery, is also expensed.

	g. Advertising - The Company expenses all advertising expenditures as incurred. Advertising expenses for the fiscal year ended January 2, 1999, the thirty five weeks ended January 3, 1998 and the fiscal years ended in 1997 and 1996 were $5,974, $9,340, $4,952 and
	     $6,180, respectively.

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

	k. Accounting Standard to be Adopted in the Future - In June 1998, the FASB issued SFAS 133, "Accounting for Derivative Instruments and Hedging Activities," effective for fiscal years beginning after June 15, 1999. SFAS 133 requires, among other things, that derivatives be recorded on the balance sheets at fair value. Changes in the fair value of derivatives may, depending on circumstances, be recognized in operations or deferred as a component of shareholders' deficit until a hedged transaction occurs. The Company has not determined what impact, if any, the adoption of SFAS 133 will have on its financial position or results of operations.

	l. Reclassifications - Certain reclassifications have been made in the consolidated financial statements of prior periods to conform to the method of presentation used in the current year.

2.      TRANSITIONAL PERIOD FINANCIAL DATA

	In September 1997, the Company elected to change its fiscal year end from the Saturday nearest April 30 to the Saturday nearest December 31. The change of fiscal year resulted in a transition period of thirty-five weeks beginning May 4, 1997 and ending January 3, 1998. The fiscal years ended January 2, 1999 (fiscal 1998) and April 27, 1996 include the operations of fifty-two weeks and the fiscal year ended May 3, 1997 includes the operations of fifty-three weeks. Unless otherwise indicated, reference to a fiscal year or period of the Company refers to the calendar year in which such fiscal year or period commences.

	Presented below are the unaudited consolidated results of operations for the comparable thirty-six week period ended January 4, 1997.


Net sales                                         $ 832,905
Cost of sales                                       637,296
Direct store expense                                128,908
Warehouse, administrative and general expense        39,953
Interest expense, net                                26,185
						   ----------
Earnings before income taxes                            563
Income taxes                                            210
						   ----------
Net Earnings                                      $     353

Loss per common share                             $  (11.26)





3.      DELCHAMPS ACQUISITION

	On September 12, 1997, Delta Acquisition Corporation ("DAC"), a wholly-owned subsidiary of the Company, completed an all cash tender offer for shares of Delchamps, Inc. ("Delchamps"), an Alabama corporation, and accepted for payment approximately
	75% of such shares. On November 4, 1997, DAC was merged with and into Delchamps. Delchamps was the surviving corporation and became a wholly-owned subsidiary of the Company. Delchamps is engaged in the business of retail food distribution through supermarkets located in Alabama, Florida, Louisiana, and Mississippi. The acquisition was accounted for by the purchase method of accounting. An affiliate of the Company's majority shareholder was paid fees of approximately $4,000 for services rendered in connection with the acquisition, including the arranging of financing.

	Holders of certain Delchamps shares dissented from the merger and indicated their intent to pursue their legal remedy under Alabama law. At January 3, 1998, the
	Company had recorded a liability of $26,637, representing approximately 888,000 shares at a purchase price of $30 per share. At January 2, 1999, the liability had been reduced to $7,624 as a result of payments in 1998 to former shareholders upon surrender of their shares and $13,800 deposited in 1998 with the clerk of court of the Circuit Court of Mobile County, Alabama, for
	689,884 shares at $20 per share held by former shareholders purporting to exercise dissenters' rights under Alabama law. Any final determination of a fair value of more or less than $30 per share will result in an adjustment of the purchase price of Delchamps and be reflected as an increase or decrease to goodwill. Management of the Company does not expect the outcome of this matter to have a material effect on the Company's results of operations or the price of the acquisition.

	The ultimate purchase price, net of cash acquired of $84 and including direct acquisition costs, has been allocated to the assets acquired and liabilities assumed based upon the fair values at the date of acquisition, as follows:


Receivables and other current assets             $  12,569
Inventories                                        101,199
Property, equipment and leasehold improvement      116,431
Deferred income tax assets                          10,428
Other assets                                         2,106
Goodwill                                           135,454
Accounts payable and accrued expenses              (74,643)
Notes payable and long-term debt, immediately      (14,463)
Capital lease obligations                          (10,794)
Restructuring obligation                           (41,967)
						 -----------
Purchase price                                   $ 236,320
						 ===========



	Certain long-term lease obligations for closed Delchamps stores (included in restructuring obligation) were initially recorded on an undiscounted basis at date of acquisition in 1997 and were adjusted in 1998 to their net present value. This 1998 adjustment resulted in a decrease in the restructuring obligation, deferred income tax assets and goodwill of $13,439, $5,040 and $8,399, respectively. The impact of recording these lease obligations at net present value was not material to the 35 weeks ended January 3, 1998, therefore, no change was made to the net loss for that 35-week period.

	Cost of sales for fiscal 1998 also includes $2,070 of excess shrink associated with the Delchamps acquisition.

	The results of operations of Delchamps have only been included in the Company's consolidated financial statements subsequent to September 12, 1997. The following unaudited pro forma information presents a summary of consolidated results of operations of the Company and Delchamps as if the acquisition had occurred at the beginning of the periods presented.



				     35 Weeks     Year Ended
				    Ended Jan-      May 3,
				   uary 3, 1998      1997

Net sales                         $ 1,434,059     $ 2,159,542
Cost of sales                       1,071,595       1,596,277
Expenses, net of interest             324,792         492,250
Interest expense, net                  42,945          67,816
Income tax benefit                       (130)          2,994
				  -------------   ------------

Net earnings (loss)               $    (5,143)    $        205
				  =============   ============

Loss per common share             $    (25.18)    $     (17.53)
				  =============   ============



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


	In connection with the Delchamps acquisition, the Company recorded a restructuring obligation relating to
	(i) stores closed by Delchamps prior to the acquisition;
	(ii) Delchamps stores to be closed after the acquisition because of unprofitability; (iii) Company and Delchamps stores required to be divested under a consent decree with the Federal Trade Commission; (iv) closure of the Delchamps headquarters in Mobile, Alabama; and (v) closure of the Delchamps warehouse facility in Hammond, Louisiana. This obligation consisted principally of the present value of future rental payments for closed locations, severance costs, anticipated loss on divestiture of fixed assets, and other miscellaneous items.

	Of the total restructuring costs, $41,967 was recorded as goodwill as part of the purchase price allocation in the Delchamps acquisition and $599 was included as acquisition integration costs and other special charges in the statement of operations for the 35 weeks ended January 3, 1998.

	A rollforward of the restructuring obligation is as follows:





			      Activity During 35 Weeks                 Activity During Year
			       Ended January 3, 1998                   Ended January 2, 1999
			     __________________________               _______________________
									 Net
							 Balance at   Adjustment                   Balance at
					      1997        January 3,    Against     Payments        January 2,
			      Initial       Payments         1998      Goodwill     and Other          1999

Stores to be closed          $   47,812    $     (771)   $   47,041  $  (10,848)  $    (4,156)  a  $   32,037
Severance                         1,591                       1,591        (204)       (1,387)
Fixed assets losses                 474                         474                      (474)
Other                             7,008          (599)        6,409        (746)       (5,413)            250
			      _________     _________     _________   _________    __________       _________
			     $   56,885    $   (1,370)   $   55,515  $  (11,798)  $   (11,430)     $   32,287
			      =========     =========     =========   =========    ==========       =========

a  Net of accretion of interest of $2,181.
b  Includes $2,521 of lease obligations relating to Jitney-Jungle Stores.





4.      RECAPITALIZATION

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

5.      INVENTORIES

	Had the cost for all inventories been determined on the first-in, first-out method, inventories would have been higher by approximately $15,950 at January 2, 1999 and $16,497 at January 3, 1998 (resulting in a LIFO credit of 547 for the year ended January 2, 1999). LIFO liquidations resulted in an increase in net earnings of $708 and $148 in the 35 weeks ended January 3, 1998 and the fiscal year ended May
	3, 1997, respectively. The effect on net earnings of LIFO liquidations in fiscal years ended January 2, 1999 and April 27, 1996 was not material.

6.      OTHER ASSETS

	Other assets, net of accumulated amortization of $6,383
	(1998) and $6,862 (1997), consisted of the following:



					   January 2,     January 3,
					      1999           1998

Debt issue costs                          $ 24,317        $ 27,770
License and franchise rights                   923           1,749
Other                                        1,717           2,718
					  ----------      ----------

	   Total                          $ 26,957        $ 32,237
					  ==========      ==========






7.      PROPERTY UNDER CAPITAL LEASES AND LEASE COMMITMENTS



						January 2,  January 3,
						   1999       1998
Store property                                  $ 78,598    $ 85,826
Equipment                                          5,078       3,169
Less accumulated depreciation                    (35,114)    (34,925)
					       -----------  -----------

						$ 48,562    $ 54,070
					       ===========  ===========





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

	The future minimum rental commitments for capital leases and noncancellable operating leases as of January 2, 1999, were as follows:



							     Capital     Operating
							      Leases        Leases
1999                                                         $ 15,819     $ 53,928
2000                                                           15,393       49,754
2001                                                           13,917       46,882
2002                                                           13,051       46,094
2003                                                           11,937       44,199
Remaining balance                                              67,337      234,458
							     ----------   --------

       Total minimum lease commitments                       $137,454     $475,315
       less amount representing estimated executory costs                 =========
       (taxes, maintenance and insurance)                       2,869
							     ----------
Net minimum lease commitments                                 134,454
Less amount representing imputed interest                      65,860
							     ----------
Present value of minimum lease commitments                     68,724
Current portion of obligations under capital                    5,789
							     ----------
Obligations under capitalized leases, less current
  installments                                               $ 62,935
							     ==========






	Minimum rental commitments have not been reduced by minimum sublease rentals of $702 applicable to capital leases and $585 applicable to operating leases due in the future under noncancellable subleases.

	The following schedule shows the composition of total rental expense for all operating leases:


							      Year Ended
			      Year         35 Weeks     _____________________
			   Ended Jan      -Ended Jan-    May 3,     April 27,
			   uary 2, 1999   uary 3, 19      1997       1996
Minimum rentals             $ 60,339      $ 17,612      $ 10,717    $ 10,211
Contingent rentals               329           230           325         346
Sublease rentals                (974)         (262)         (288)       (219)
			    ----------    -----------   ----------  --------

			    $ 59,694      $ 17,580      $ 10,754    $ 10,338
			    ==========    ===========   ==========  ========


	Rents, paid to entities partially owned by certain directors and stockholders of the Company under long-term lease commitments were as follows:


								   Year Ended
				 Year           35 Weeks      ______________________
			       Ended Jan-      Ended Jan-       May 3,     April 27,
			       uary 2, 1999    uary 3, 1998     1997        1996

Capital leases                 $  1,295         $  1,999      $ 3,062     $  3,017
Operating leases                    338              369          331          334
			       ---------        ---------     ---------   ---------
			       $  1,633         $  2,368      $ 3,393     $  3,351
			       =========        =========     =========   =========



	Obligations under capital leases to such affiliated entities were $1,902 at January 2, 1999 and $11,639 at January 3, 1998. Management believes that these leases were entered into on an arm's length basis on terms that are no less favorable to the Company than could have been obtained with non-affiliated parties.

8.      LONG-TERM DEBT

	Long-term debt consisted of the following:


					    January 2,   January 3,
					      1999         1998
Senior Notes                                $200,000      $200,000
Senior Subordinated Notes                    200,000       200,000
Senior Credit Facility                       112,950        49,831
Other                                          4,121
					    ---------     --------
Long-term debt                              $517,071      $449,831
					    =========     ========






	Aggregate maturities of long-term debt for the fiscal years following January 2, 1999 are as follows:


2003                           $   4,121
2004                             112,950
2006                             200,000
2007                             200,000
			       -----------

				 517,071
			       ===========




	In September 1997 the Company issued $200,000 of unsecured Senior Subordinated Notes which mature in September 2007 and accrue interest at the rate of 10 3/8% per annum payable semi-annually. The proceeds from issuance of the Senior Subordinated Notes were used to fund a portion of the Delchamps acquisition consideration (see Note 3). The Senior Subordinated Notes are subordinated in right of payment to the Senior Notes and the Senior Credit Facility. Except under certain conditions, the Senior Subordinated Notes are not redeemable at the Company's option prior to September 15, 2002. Thereafter, the Senior Subordinated Notes are subject to redemption at the option of the Company at 105.188% of principal amount if redeemed during the twelve-month period beginning September 15, 2002 decreasing to 100% of the principal amount if redeemed during the twelve-month period beginning September 15, 2005 and thereafter plus accrued and unpaid interest thereon.

	In March 1996 the Company issued $200,000 of unsecured Senior Notes which mature on March 1, 2006 and accrue interest at the rate of 12% per annum payable semi-annually. The proceeds from issuance of the Senior Notes were used to fund a portion of the Recapitalization consideration (see Note 4). Except under certain conditions, the Senior Notes are not redeemable at the Company's option prior to March 1, 2001. Thereafter, the Senior Notes are subject to redemption at the option of the Company at 106% of principal amount if redeemed during the twelve-month period beginning March 1, 2001 decreasing to 100% of the principal amount if redeemed during the twelve-month period beginning March 1, 2004 and thereafter plus accrued and unpaid interest thereon.

	In the event of a change of control as defined in the Indenture, holders of Senior Notes and the Senior
	Subordinated Notes have the right to require the Company to repurchase all or any part of such holder's notes at a price in cash equal to 101% of the aggregate principal amount thereof plus accrued and unpaid interest thereon.

	The Company entered into a revolving credit agreement in March 1996 with several banks which provided a $100,000 Credit Facility and subsequently, in September 1997 and March 1999, the Company amended and restated the agreement to provide, respectively, a $150,000 and $162,300 Senior Credit Facility. The Credit Facility and the Senior Credit Facility were used to finance a portion of the Delchamps acquisition and the Recapitalization consideration, to refinance certain indebtedness, and to provide for working capital requirements. The commitments under the Senior Credit Facility will terminate and all loans outstanding thereunder will be required to be repaid in full in March 2004. Prior to March 1999 borrowings under the Senior Credit Facility, including revolving loans and up to $30,000 in letters of credit, could not exceed to the lesser of (i) the "total commitment" which initially was $150,000 and (ii) an amount equal to the sum of (a) up to 65% of eligible inventory of the Company
	(valued at the lesser of FIFO cost or market value) and (b) the "supplemental availability" which initially was $53,000 and had been reduced to $50,500 at January 2, 1999. The total commitment and the supplemental availability began reducing on a quarterly basis in September 1998. The interest rates on borrowings under the Senior Credit Facility are, at the Company's option, a function of the bank's prime rate or LIBOR. The weighted average interest rate of loans under the Senior Credit Facility was 8.05% at January 2, 1999 and 8.89% at January 3, 1998. The agreement requires the Company to pay a facility fee at an annual rate of .50% of the unused amount available under the Senior Credit Facility. Letters of credit aggregating $11,331 at January 2, 1999 and $7,461 at January 3, 1998 were outstanding under the Senior Credit Facility.

	Effective March 1999 the Senior Credit Facility was amended to provide that, among other things (i) the total commitment be increased to $162.3 million and no longer be reduced by the amortized amount of the supplemental availability and (ii) the "borrowing base" be increased from 65% to 70% of eligible inventory for the periods March 1, 1999 through April 30, 1999 and September 1, 1999 through October 31, 1999. In April, 1999, certain financial covenants were amended.

	The Senior Notes and Senior Subordinated Notes are guaranteed on a full, unconditional and joint and several basis by each of the Company's subsidiaries. The Senior Credit Facility is guaranteed by each of the Company's subsidiaries. In addition, obligations under the Senior Credit Facility are secured by a first lien on all of the Company's and its subsidiaries' assets.

	The Senior Credit Facility and the Indenture pursuant to which the Senior Notes and Senior Subordinated Notes were issued contain numerous covenants which, among other things, restrict or limit the incurrence of indebtedness, payments of dividends and distributions, and capital expenditures. The Senior Credit Facility also contains numerous financial covenants, the more significant of which relate to leverage ratio, interest coverage ratio and cash flows. As of January 2, 1999 the Company was in compliance with the covenants under its debt agreements.

10.     INCOME TAXES

	Income taxes were composed of the following:


									    Year Ended
					   Year        35 Weeks       _____________________
					Ended Jan-    Ended Jan-      May 3,      April 27,
				       uary 2, 1999  uary 3, 1998      1997          1996
Current provision (benefit)            $ (12,455)     $ (3,157)       $ 3,913      $ 5,619
Deferred provision (benefit)               6,766          (585)        (3,574)       2,577
				       -----------    ----------      ---------    --------
	  Total                        $  (5,689)     $ (3,742)       $   339      $ 8,196

				       ===========    ==========      =========    ========





	The income tax provision (benefit) varied from the federal statutory rate of 35% as follows:


											 Year Ended
						      Year           35 Weeks        ___________________
						   Ended Jan-       Ended Jan-       May 3,    April 27,
						   uary 2, 1999     uary 3, 1998      1997        1996
Federal tax (benefit) at statutory rate             $(11,800)        $(5,081)        $ 3,913     $ 7,929
State income taxes, net of federal tax effect           (789)           (291)            (25)        400
Non-deductible amortization                            1,112             574
IRS assessments                                                          428
Valuation allowance and other items                    5,059
Other                                                    729             628             (16)       (133)
						    ----------       ---------       ---------  ---------
Income tax provision (benefit)                      $ (5,689)        $(3,742)        $   339     $ 8,196
						    ==========       =========       =========  =========





	The sources of temporary differences and the related deferred income tax effects were as follows:


						    January 2,      January 3,
						       1999            1998
Current Deferred Tax Assets (Liabilities):
  Inventories                                          (7,835)        (4,445)
  Restructuring obligation                              3,449          5,433
  Accrued compensation and benefits                     1,264          1,697
  Deferred income                                       3,068          1,303
  Accrued insurance claims                              1,038          6,766
  Other                                                   356          4,927
  Valuation allowance                                  (1,340)
						       -------        ------
	   Total                                            0         15,681
						       =======        ======
Noncurrent Deferred Tax (Assets) Liabilities:
  Property and equipment                               26,764         25,310
  Net operating loss carryover                        (11,410)
  Restructuring obligation                             (8,098)       (15,447)
  Capital leases                                       (8,106)        (6,069)
  Other                                                  (905)            81
  Valuation allowance                                   1,755
						       -------        -------
	   Total                                            0          3,875
						       =======        =======




	Operating losses for the year ended January 2, 1999 resulted in a net operating loss carryover for income tax purposes of $32,390 which expires in 2013. Refundable income taxes of $16,862 at January 2, 1999 represent the carryback of net operating losses. Refundable income taxes of $5,663 at January 3, 1998 represent an overpayment of estimated taxes.

	The Company has been notified by the Internal Revenue
	Service of the intent to examine the Company's income tax return for each of its three fiscal tax years in the period ended May 2, 1998.

11.     CAPITAL STOCK

	Preferred Stock

	Preferred stock consisted of the following:



						   January 2, 1999             January 3, 1998
		   Dividend      Outstanding      Liquidation     Carrying    Liquidation   Carrying
   Class             Rate          Shares         Preference       Amount     Preference     Amount

  A                  15%            225,000      34,141         32,314       29,479          27,444
  B                  10%            274,460      35,996         35,996       32,740          32,740
  C - Series 2       10%             23,958       3,142          3,142        2,858           2,858
  0                                              -------        -------      -------         -------

    Total Mandatorily Redeemable                 73,279         71,452       65,077          63,042
						 =======        =======      =======         =======
  C - Series 1       10%             76,042       9,973          9,973        9,071           9,071


	The excess of liquidation preference over the carrying amount of the Class A Preferred Stock is being accreted by periodic charges to retained earnings to the mandatory redemption date.

	Dividends on Class A Preferred Stock are payable quarterly. Through March 2001, such dividends are payable, at the Company's option, either by cumulation to liquidation preference or in cash and thereafter are payable in cash. Dividends on Class B Preferred Stock and Class C
	Preferred Stock cumulate on a compounding basis until paid. Cumulative dividends not declared or paid on preferred shares aggregated $23,306 at January 2, 1999.

	The Class A Preferred Stock is redeemable at the
	Company's option, (i) at any time after March 1, 2001 at a price equal to the then applicable liquidation preference, which would include accrued and unpaid dividends and a prepayment premium or (ii) on or prior to March 1, 1999 with the proceeds of a public offering of common stock at a price per share equal to 114% of the then applicable liquidation preference, which would include accrued and unpaid dividends thereon. All of the Class A Preferred
	Stock is required to be redeemed on or before March, 2008 at a price per share equal to the then applicable liquidation preference, which would include accrued and unpaid dividends thereon.

	The Class B Preferred Stock and Class C Preferred Stock,
	Series 2, are redeemable at the Company's option at any time, in whole or in part, at a price per share equal to the then applicable liquidation preference, which would include accrued and unpaid dividends. All of the Class B Preferred Stock and all of the Class C Preferred Stock, Series 2, are required to be redeemed in March, 2010 and March, 2011, respectively, at a price per share equal to the then applicable liquidation preference, which would include accrued and unpaid dividends. The Class C Preferred Stock, Series 1, is not redeemable by the Company at any time.

	Upon a change in control, the Company is required to offer to repurchase all shares of the Class A Preferred Stock at 101% of the then applicable liquidation preference, which would include accrued and unpaid dividends and all shares of Class B Preferred Stock and all shares of Class C
	Preferred Stock, Series 1 and Series 2, at 100% of the liquidation preference thereof, which would include accrued and unpaid dividends thereon. In addition, the Company is required to offer to apply, subject to certain limitations, net proceeds raised through a primary issuance of securities junior to Class B Preferred Stock to repurchase shares of Class B Preferred Stock.

	Except as required by law and with respect to certain specified matters, Class A Preferred Stock has no voting rights. Neither the Class B Preferred Stock nor the Class C Preferred Stock has any voting rights, except as required by law.

	The Class A Preferred Stock is exchangeable (with cumulated dividends) at the Company's option, in whole but not in part, for subordinated exchange debentures of the Company. The exchange debentures will pay interest from the date of the exchange at the rate of 15% per annum, consisting of, at the Company's option, additional exchange debentures or cash on or prior to March 2001 and cash thereafter. The exchange debentures will mature in March 2008.

	Class A Preferred Stock ranks senior to Class B Preferred Stock and Class C Preferred Stock in right of payment of cash dividends, liquidation preference and redemption (both mandatory and optional). The Class C Preferred Stock ranks junior to the Class B Preferred Stock in right of such cash payments.

	The Senior Credit Facility and the Indenture (See Note 8) restrict the Company's ability to pay cash dividends, exchange Class A Preferred Stock for exchange debentures and redeem or repurchase Class A Preferred Stock, Class B Preferred Stock, Class C Preferred Stock and exchange debentures.

	Warrants

	Warrants to purchase 75,000 shares of common stock were issued in conjunction with the Recapitalization (See Note 4) and were outstanding as of January 2, 1999 and January 3, 1998. The warrants were recorded at fair value of $881 at date of issue. The warrants have an exercise price of $.01 per share and will expire in 2008.


12.     STOCK OPTION PLAN

	During the 35 weeks ended January 3, 1998, the Company adopted the Jitney-Jungle Stores of America, Inc. 1997
	Stock Plan (the "1997 Plan"). The 1997 Plan authorizes grants of stock options covering 50,000 shares of the Company's common stock. Grants under the 1997 Plan may take the form of incentive or non-qualified stock options and vest one-third each year. With certain exceptions, the options are granted for a term of ten years. Grants under the 1997 Plan are made at a price that is not less than the fair market value as determined by the Board of Directors or a Committee of the Board at the effective date of grant.

	The following is a summary of the stock option activity:



					Options        Weighted Average
				       Outstanding     Exercise Price
Balance at May 3, 1997
Granted                                   37,660         $ 98.57
					----------
Balance at January 3, 1998                37,660           98.57
Exercised                                   (280)          74.80
Cancelled                                 (1,845)          74.80
					----------

Balance at January 2, 1999                35,535         $ 99.99
					==========




	The following table summarizes information about stock options outstanding at January 2, 1999:


			      Options         Weighted Average       Weighted Average
     Exercise Range         Outstanding   Remaining Contractual Life Exercise Price
$62.50 - $72.50                16,000              8.09                $   71.69
$124.00                        19,535              8.91                $  124.00
			      --------
			       35,535
			      ========






	At January 2, 1999, and January 3, 1998, options covering 12,812 shares and 1,533 were exercisable at a weighted average price of $97.17 per share and $62.50 per share, respectively.

	Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No.
	123") encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to adopt the disclosure-only provisions of SFAS No. 123 and to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and its related interpretations. Accordingly, no compensation cost has been recognized for the stock options granted under the various stock option plans to associates and directors. Had compensation cost for the Company's stock option plans been determined based on the fair value on the date of grant consistent with the provisions of SFAS No. 123, the Company's net loss and loss per share would have been reduced to the pro forma amounts indicated below for loss in the periods ended January 2, 1999 and January 3, 1998, as follows:



				1998           1997
Net loss, as reported         (30,181)       (10,777)
Pro forma net loss            (30,397)       (10,870)
Loss per share, as reported    (92.92)        (38.44)
Pro forma per share            (93.42)        (38.66)



	The Company estimated the fair value of stock options granted in 1997 using the Black-Scholes method and the following assumptions:

Expected dividend yield                        None
Expected option life                        6 years
Risk-free interest rate                       6.14%




	Based on the results of the computations, the weighted-average fair value per option on the date of grant was $30.48 in 1997.


13.     EMPLOYEE BENEFIT AND COMPENSATION PLANS

	The Company has a profit-sharing plan covering substantially all employees with one or more years' service. Contributions are made at the discretion of the Board of Directors of the Company. Contribution expense totaled $1,046 in the fiscal year ended January 2, 1999, $1,013 in the 35 weeks ended January 3, 1998 and $1,200 in fiscal years ended in 1998 and 1997.

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

	The Company has entered into employment contracts with three executive officers that provide for stipulated amounts of annual salary, annual bonus and payments to be made by the Company upon termination of employment. The agreements are cancelable by either party upon 30 days notice and include one year non-compete agreements. The three officers have also entered into change of control agreements with the Company that provide for certain lump-sum payments upon a change of control, as defined in the agreements.

14.     ACQUISITION INTEGRATION COSTS AND OTHER SPECIAL CHARGES

	The Company incurred significant costs during the year ended January 2, 1999 as a result of integrating the Delchamps and Jitney-Jungle operations. As discussed in footnote 3, certain of these costs (principally related to store closures) were allocated to goodwill. However, other costs attributable to the Delchamps acquisition, including costs incurred in consolidating warehouse operations, remerchandising of Delchamps stores, and training of Delchamps employees have been expensed as acquisition integration costs in accordance with the guidelines set forth in Emercing Issues Task Force (EITF) Releases 94-3 and
	95-3 ("Recognition of Liabilities in Connection with a Purchase Business Combination"). Acquisition integration costs and other special charges include the following:


								 35 Weeks
						   Year Ended     Ended     Year Ended
						   January 2,   January 3,    May 3,
						      1999        1998        1997


Acquisition integration costs                      $   17,377
Long-lived asset impairment charges                     3,196
Bridge financing fees in the Delchamps acquisition              $   2,008
Loss on stores to be sold under consent decree
  with the Federal Trade Commission in the
  Delachamps acquisition                                  294         599
Delchamps pre-acquisition litigation accruals           1,150
Abandoned transaction costs                             1,030
Severance benefits                                        711         510   $     958
Amounts due former chief executive officer                                      1,779
						   __________   _________   _________
						   $   23,758   $   3,117   $   2,737
						   ==========   =========   =========





15.     EXTRAORDINARY ITEMS

	In connection with the Delchamps purchase in the 35 week period ended January 3, 1998 and the Recapitalization in the fiscal year ended April 27, 1996, the Company retired certain long-term debt prior to its scheduled maturity. Early retirement of such debt resulted in extraordinary losses of $870 during the 35 weeks ended January 3, 1998 and $1,456 for the year ended April 27, 1996, net of income tax benefits of $518 and $866, respectively.

16.     EARNINGS (LOSS) PER COMMON SHARE

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




					       Year         35 Weeks     Year Ended
					    Ended Jan-     Ended Jan-     May 3,     April 27,
					    uary 2, 1999   uary 3, 1998     1997        1996
Earnings (loss) before extraordinary item      (30,181)        (9,907)         746      15,915
Preferred stock dividends                       (9,312)        (5,560)      (7,655)       (987)
					       ---------      --------     ---------   ---------
Earnings (loss) attributable to common
  stockholders                                 (39,493)       (15,467)      (6,909)     14,928
					       =========      ========     ========    =========
Weighted average common shares
  outstanding                                  425,035        425,000      425,000      80,321
Warrants                                             0              0            0      10,920
					       ---------      --------     --------    ---------
Weighted average common shares
  outstanding - assuming dilution              425,035        425,000      425,000      91,241
					       =========      ========     ========    =========





	Warrants issued in 1995 to purchase 75,000 shares of common stock have not been included in calculations for the year ended January 2, 1999, the 35 weeks ended January 3, 1998, and the year ended May 3, 1997 and, for the year ended January 2, 1999 and the 35 weeks ended January 3, 1998, unexercised options granted to certain executives and key officers to purchase 35,535 shares of common stock have not been included to calculate the weighted average common shares used in computing earnings (loss) per common share - assuming dilution because to do so would have been antidilutive for those periods.

17.     FAIR VALUES OF FINANCIAL INSTRUMENTS

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

	Cash and cash equivalents: The carrying amount reported in the balance sheets approximates fair value.

	Receivables, accounts payable and accrued expenses:
	The carrying amount reported in
	the balance sheets approximates fair value.

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

	The carrying amounts and fair values of the Company's financial instruments were as follows:




				      January 2, 1999                   January 3, 1998
			      Carrying                Fair      Carrying              Fair
			       Amount                 Value      Amount               Value
Cash and cash equivalents      18,041                 18,041     11,984               11,984
Receivables                    45,059                 45,059     19,496               19,496
Accounts payable              138,087                138,087    112,641              112,641
Accrued expenses               69,995                 69,995    102,195              102,195
Long-term debt:
  Senior Notes                200,000                236,900    200,000              237,182
  Subordinated Notes          200,000                203,792    200,000              210,867
  Senior Credit Facility      112,950                112,950     49,831               49,831
  Other                         4,121                  3,973
Redeemable preferred stock     71,452                 71,452     63,042               63,042





18.     COMMITMENTS AND CONTINGENCIES

	The Company is defendant in certain litigation incurred in the normal course of business. Management, after consulting legal counsel, is of the opinion that the liability, if any, which may result from this litigation will not have a material adverse effect on the Company's financial position or results of operations.

	During 1998, certain of the Company's stores incurred damage as a result of Hurricane Georges. The Company's property and business interruption loss is covered by insurance. At January 2, 1999, the Company has accrued remaining amounts due for its property loss but has not yet recognized the business interruption portion of its insurance claim as the ultimate amount of recovery is not presently determinable.

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

	In connection with the Delchamps acquisition, the Company amended a pre-existing agreement whereby the Fund Manager is entitled to receive $1,000 per year from the Company as a management fee for the performance of strategic and financial planning services. The amount of the annual management fee may be increased up to one percent of the Company's earnings before interest, income taxes, depreciation, amortization and certain special charges, computed on a quarterly basis. Management fees for the fiscal year ended January 2, 1999, the 35 weeks ended January 3, 1998 and the fiscal year ended May 3, 1997 approximated $1,210, $515 and $1,000, respectively.

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Jitney-Jungle Stores of America, Inc.:

We have audited the accompanying consolidated balance sheets of Jitney-Jungle Stores of America, Inc. and subsidiaries ("the Company") as of January 2, 1999 and January 3, 1998 and the related consolidated statements of operations, changes in stockholders' deficit, and cash flows for the year ended January 2, 1999, the thirty-five weeks ended January 3, 1998 and for each of the two years in the period ended May 3, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Jitney-Jungle Stores of America, Inc. and subsidiaries as of January 2, 1999 and January 3, 1998, and the results of their operations and their cash flows for the year ended January 2, 1999, the thirty-five weeks ended January 3, 1998 and for each of the two years in the period ended May 3, 1997, in conformity with generally accepted accounting principles.

DELOITTE & TOUCHE LLP
April 19, 1999







Item 9.  Changes in and Disagreements with
	   Accountants on Accounting and Financial Disclosure

	There has been no change of accountants or reporting disagreements on any matters of accounting principle, practice, financial statement disclosure or auditing scope or procedure during fiscal 1998, fiscal
1997 stub, fiscal 1997 and fiscal 1996.




PART III

Item 10.  Directors and Executive Officers of the Registrant


	The Company's Board of Directors currently has
ten directors, each serving a one-year term of office (or
until a successor is duly elected and qualified).   Executive
officers of the Company serve at the discretion of the Board of Directors. For information concerning certain arrangements with respect to the election of directors, see
Certain Relationships and Related Transactions'
Shareholders Agreement.



Directors and Executive Officers
________________________________

Name                                    Age             Position
____________________                    ___             ____________________________
W.  H. Holman, Jr.                       68             Chairman Emeritus, Director
Michael E. Julian                        48             Chairman and Chief Executive
							  Officer
Ronald E. Johnson                        48             Director, President and Chief
							  Operating Officer
R.  Barry Cannada                        43             Chief Administrative Officer,
							  Executive
							Vice President, General
							Counsel, and Assistant Secretary
Richard D. Coleman                       44             Executive Vice President,
							  Chief Financial
							  Officer

Directors and Executive Officers (Continued)
_____________________________________________

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


Directors and Executive Officers (Continued)
_____________________________________________

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

Directors and Executive Officers (Continued)
____________________________________________

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


Directors and Executive Officers (Continued)
____________________________________________


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


Directors and Executive Officers (Continued)
____________________________________________

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



							       Summary Compensation Table
----------------------------------------------------------------------------------------------------------------------
							 Annual Compensation              Long-Term Compensation
							 --------------------
								       Other
								       Annual        Securities                    All Other
								       Compen-       Underlying         LTIP       Compen-
Name and Principal Position                Year   Salary      Bonus    sation(FN1)   Options(FN2)    Payouts(FN2)   sation
----------------------------------         -----  ------      -----    ----------    ------------    ----------    ----------
Michael E. Julian, Chairman                1998   $450,000   $450,000   $ 7,089                                   $ 49,692   (FN5)
and Chief Executive Officer (4)          97stub   253,846     24,8077     1,353         13,100                         263
					   1997    57,692      75,000                                              170,000   (FN6)

Ronald E. Johnson, President               1998   400,000     400,000    56,350                                      2,030   (FN7)
and Chief Operating Officer              97stub    30,769      30,769                   10,400

W.H. Holman, Jr., Former Chairman,         1998   350,000                 2,778                                     18,556   (FN8)
Current Chairman  Emeritus (4)           97stub   235,577     117,788     1 988                                     10,583
					   1997   331,182     162,920     2,633                                     15,795
					   1996   315,100     121,193     2,216                   1,894,039         15,840

R. Barry Cannada, Chief                    1998   264,904     231,250     2,237                                      2,237    (FN9)
Administrative Officer, Executive        97 stub                                         5,385
Vice President, General Counsel
and Assistant Secretary

Stephen R. Harmon, Executive Vice          1998   175,000      87,503    11,888                                      8,687    (FN10)
President Merchandising and              97stub   114,231      67,115                    1,200
Marketing

David R. Black, Senior Vice                1998   150,000      75,000     1,507                                      6,136    (FN11)
President- Finance                       97 stub   94,330      76,775     1,112            850                       2,024
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

<FN10>Consists of $1,045 in premiums for group term life insurance and
      $1,683 in Company contributions under the 401(k) Plan.

<FN11>Consists of $871 in premiums for group term life insurance and
      $5,265 in Company contributions under the 401(k) Plan.


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


								    Value of
Name                  Shares                                      Unexcercised
----               Acquired on                     Options         In-the-Money
		    Exercised        Value     Excercisable at     Fiscal Year
		    Options        Realized    Fiscal Year End        ($)(FN1)
		   ---------      ---------    ---------------    -------------
Michael E. Julian     --              --       4366.67/8733.34     224,883.50/
						  (FN2),(FN3)      449,767.01

Ronald E. Johnson     --              --       3466.67/6933.34         0/0
						  (FN2),(FN3)

R.  Barry Cannada     --              --       1795/3590               0/0
					       (FN2),(FN3)

Stephen R. Harmon     --              --       400/800 (FN2)           0/0


David R. Black        --              --       566.67/283.33(FN2)  34,850.20/17,424.79


W.  H. Holman,  Jr.   --              --          ----/----              0/0

---------------------

(1)  Assumes the value of the Common Stock as of January
     2, 1999 was equal to $ 124.00 per share, as set by the Compensation Committee in December of 1998 for tax reporting purposes. The value is based, as of January 1, 1998, upon the same formula used to acquire the stock of the Company in the recapitalization of the Company in March of 1996. In the opinion of the Compensation Committee, the business of the Company and the market factors since January of 1998 do not merit any change in that assessment of value.
(2) Shares vest in 1/3 portions, the first third beginning on the first anniversary of the Vesting Commencement
     Date, and the second and third portions respectively on the second and third anniversaries of the Vesting Commencement Dates.
(3)  Shares fully vest (a) upon the initial public offering, or
     (b) change of control, subject to shareholder approval.


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

Employment Agreements

	W. H. Holman, Jr. has an employment contract with the Company providing for a term of employment through February 28, 2001. The agreement provides that Mr. Holman, Jr. will serve as Chairman of the Board and as Chief Executive Officer, at the discretion of the Board of Directors. The Board of Directors appointed Michael
E. Julian as Chief Executive Officer in January 1997 and
Chairman in August 1998. Pursuant to his employment contract, Mr. Holman will continue to serve on the Board of Directors as Chairman Emeritus until February 28,
2001, with a salary equal to his current salary until February 28, 1999, and no less than $152,848 salary thereafter.

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


			   Number and           Number and            Number and           Number and
Name and Address         Percentage of        Percentage of         Percentage of        Percentage of
for Beneficial             Shares of        Shares of Class A      Shares of Class B   Shares of Class C


Owners over 5%           Common Stock        Preferred Stock       Preferred Stock      Preferred Stock
-----------------        --------------      -----------------     -----------------    ---------------
Bruckmann, Rosser,
Sherrill & Co., L.P.     353,750/83.18%           ----                   ----           75,508/75.60%(FN1)
126 East 56th Street     (FN1)
New York, NY 10022

W. H. Holman, Jr.        29,699/6.98%(FN2)        ----              21,516/7.84% (FN3)   4,742/4.75%
Jitney-Jungle Stores
of America, Inc.
P. O. Box 3409
Jackson, MS 39207

DLJ Merchant             (FN4)                     ----              ----                15,000/15.02%
 Banking Partners, L.P.
 and related investors
 277 Park Avenue
 New York, NY 10172

Michael E. Julian        2,500/*                   ----              ----                579/*

Roger P. Friou           12,510/2.94%              ----              14/ * (FN3)         1,252/1.25%(FN3)

Bruce C. Bruckmann       353,750/83.18%            ----              ----                75,508/75.60%(FN1)
			 (FN1) (FN5)
Harold O. Rosser, II     353,750/83.18%            ----              ----                75,508/75.60%(FN1)
			 (FN1) (FN6)
Stephen C. Sherrill      353,750/83.18%            ----              ----                75,508/75.60%(FN1)
			 (FN1) (FN7)
Ronald E. Johnson        ----                      ----              ----                20/*

R. Barry Cannada         ----                      ----              ----                20*

Stephen R. Harmon        1,800/*

David R. Black  850/*    ----                      ----              85/*

All directors and
executive officers
as a group (FN12)        406,108/95.49%            ----              21,530/7.84%       97,705/97.82%
								     (FN3)
*Owns less than 1% of the total outstanding Common Stock, Class B
Preferred Stock  and Class C Preferred Stock.


1) The 353,750 shares of Common Stock include
   331,732 shares of common stock owned directly by
   Bruckmann, Rosser, Sherrill & Co., Inc., L.P.
   ("BRS") and 22,018 shares to which BRS possesses
   sole voting power.  The 75,508 shares of Class C
   Preferred Stock include 70,808 shares owned
   directly by BRS and 4,700 shares in which it has a
   beneficial interest.   BRS is a limited partnership, the
   sole general partner of which is BRS Partners and the manager of which is BRS. The sole general partner of BRS Partners is BRSE Associates. Bruce
   C. Bruckmann, Harold O. Rosser, II, Stephen C.
   Sherrill and Stephen F. Edwards are the only stockholders of BRS and BRSE Associates and may be deemed to share beneficial ownership of the shares shown as beneficially owned by the Fund.
   Such individuals disclaim beneficial ownership of any such shares.

2) Includes 10,000 shares of common stock owned directly and 19,699 shares to which Mr. Holman possesses sole voting power.

3) All shares of Class B Preferred Stock, and 7,119 shares of Class C Preferred Stock, are owned by Trustmark National Bank ("Trustmark") pursuant to an escrow agreement by and among Trustmark, the Company and former Common Stock shareholders of the Company. Certain of the officers of the Company own an interest in the escrow account through which they have a beneficial interest in the number of shares of Class B Preferred Stock and Class C Preferred Stock listed in this table.

4) DLJ Merchant Banking Partners, L.P. ("DLJ") and related investors have received outstanding warrants to purchase 15.0%, on a fully diluted basis, of the outstanding Common Stock of the Company as outlined in the Shareholders Agreement referred to under Item 13.

5) Includes 6,605 shares of common stock owned directly and 347,145 shares to which BRS possesses sole voting power.

6) Includes 1,327 shares of common stock owned directly and 352,383 shares to which BRS possesses sole voting power.

7) Includes 6,812 shares of common stock owned directly and 349,327 shares to which BRS possesses sole voting power.




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


	Certain shareholders of the Company, entered into a Shareholders Agreement which contains certain agreements among such shareholders with respect to the capital stock and corporate governance of the Company.
The shareholders involved are the Fund, DLJ, and Messrs. W. H. Holman, Jr., Roger P. Friou, and W. H.
Holman, III. Agreements regarding corporate governance and the capital stock of the Company were also entered into by the Company, the Fund, Messrs.
W.H. Holman, Jr., Roger Friou, W.H. Holman, III,
Jerry Jones, Stephen R. Harmon, David R. Black and various other current or former employees in the Securities Purchase and Holders Agreement. Among other matters, the various shareholder agreements bind the parties to vote for a majority of the directors to be designated by BRS, one director to be designated by DLJ and one director to be W. H. Holman, Jr.

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

			PART IV

Item 14.  Exhibits, Financial Statement Schedules
and Reports on Form 8-K

The following is an index of the financial statements, schedules and exhibits included in this Report or Incorporated herein by reference:

(a)  1. Financial Statements:

	Consolidated Balance Sheets as of  January 2,
	1999 and January 3, 1998.

	Consolidated Statements of Operations for the fiscal year ended January 2, 1999,for the thirty-five weeks ended January 3, 1998 and for each of the two fiscal years ended May 3, 1997 and April 27, 1996, respectively

	Consolidated Statements of Changes in
	Stockholders' Equity for the fiscal year ended
	January 2, 1999, for the thirty-five weeks ended January 3, 1998 and for each of the two fiscal years ended May 3, 1997 and April 27,
	1996, respectively.

	Consolidated Statements of Cash Flows for the fiscal year ended January 2, 1999,for the thirty-five weeks ended January 3, 1998 and for each of the two fiscal years ended May 3, 1997 and April 27, 1996, respectively.

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

       4.12     Amended and Restated Revolving Credit
		Agreement No.5 dated March 26, 1999 to the
		Amended and Restated Revolving Credit
		Agreement dated September 15, 1997 by
		and among Fleet Capital Corporation and
		the Company.

       4.13     Amended and Restated Revolving Credit
		Agreement No.6 dated April 16, 1999 to
		the Amended and Restated Revolving
		Credit Agreement dated September 15,
		1997 by and among Fleet Capital
		Corporation and the Company.

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

		Date     April 2, 1999
			----------------------------




		By      /s/ Richard D. Coleman
			----------------------------
			(Richard D. Coleman
			Executive Vice President,
			Chief Financial Officer)
			(Principal Financial and Accounting
			Officer)

		Date     April 2, 1999
			----------------------------




















	Pursuant to the requirements of the Securities
Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Signatures                      Position                        Date
--------------------------      --------------------            -------------

/s/ Michael E. Julian           Chairman of the Board and       April 2, 1999
--------------------------      Chief Executive Officer         -------------
(Michael E. Julian)


/s/ Roger P. Friou              Director                        April 2, 1999
--------------------------                                      -------------
(Roger P. Friou)


/s/ Bruce C. Bruckmann          Director                        April 2, 1999
--------------------------                                      -------------
(Bruce C. Bruckmann)


/s/ Harold O. Rosser, II        Director                        April 2, 1999
--------------------------                                      -------------
(Harold O. Rosser, II)


/s/ Stephen C. Sherrill         Director                        April 2, 1999
(Stephen C. Sherrill)                                           -------------


/s/ John M. Moriarty, Jr.       Director                        April 2, 1999
--------------------------                                      -------------
(John M. Moriarty, Jr.)


/s/ Joseph H. Fernandez         Director                        April 2, 1999
--------------------------                                      -------------
(Joseph H. Fernandez)


/s/ Ronald E. Johnson           Director                        April 2, 1999
--------------------------                                      -------------
(Ronald E. Johnson)


/s/ Donald  D. Bennett          Director                        April 2, 1999
--------------------------                                      -------------
(Donald D. Bennett)

								Exhibit 21.1


		SUBSIDIARIES OF JITNEY-JUNGLE STORES OF AMERICA, INC.

								Percentage
								of Voting
								Securities
					Jurisdiction of         Owned by
Name                                    Incorporation           Registrant
-------------------------------------   ---------------         ----------

Interstate Jitney-Jungle Stores, Inc.   Alabama                 100%

Southern Jitney Jungle Company          Mississippi             100%

McCarty-Holman Co., Inc.                Mississippi             100%

Jitney-Jungle Bakery, Inc.              Mississippi             100%

Delchamps, Inc.                         Alabama                 100%

JJ Construction Corp.                   Mississippi             100%
























							Exhibit 21.1

		SUBSIDIARIES OF JITNEY-JUNGLE STORES OF AMERICA, INC.
		-----------------------------------------------------

			SUBSIDIARIES OF MCCARTY-HOLMAN CO., INC.
			----------------------------------------

							Jurisdiction of
Name                                                     Incorporation
--------------------------                              ----------------

Pump and Save, Inc.                                     Mississippi





		SUBSIDIARIES OF JITNEY-JUNGLE STORES OF AMERICA, INC.
		-----------------------------------------------------
			SUBSIDIARIES OF DELCHAMPS, INC.
			-------------------------------

							Jurisdiction of
Name                                                     Incorporation
--------------------------                              ----------------

Supermarket Cigarette Sales, Inc.                       Louisiana