Form 10-Q
period 1999-03-27
JITNEY JUNGLE STORES OF AMERICA INC /MI/
filed 1999-05-17
CIK 1005408

FORM 10-Q

			       UNITED STATES
		      SECURITIES AND EXCHANGE COMMISSION
			   WASHINGTON, D.C. 20549

	    Quarterly Report Pursuant To Section 13 or 15 (d) of
		   The Securities and Exchange Act of 1934


QUARTER ENDED  March 27, 1999                COMMISSION FILE NO. 33-80833


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

The number of shares of Registrant's Common Stock, par value one cent ($.01) per share, outstanding at May 17, 1999, was 425,180 shares.





CAUTIONARY NOTICE


	This Quarterly Report on Form 10-Q may contain forward-looking statements regarding future expectations about the Company's business, management's plans for future operations or similar matters. The Company's actual results could differ materially from those anticipated in such forward-looking statements due to several important factors including the following: deterioration in economic conditions generally or in the Company's markets, unusual or unanticipated costs or consequences relating to, or changes in any acquisition and/or divestiture plans, demands placed on management by the substantial increase in the Company's size due to the acquisition of Delchamps, unanticipated or unusual distribution problems, breakdown of quality control, competitive pressures, relationships with its major suppliers, restrictions and costs associated with the Company's leveraged capital structure and limitations imposed by its debt agreements, labor disturbances, and customer dissatisfaction. Forward-looking statements speak only as of the date made, and the Company undertakes no obligation to update or revise such statements to reflect new circumstances or unanticipated events as they may occur.

		       JITNEY-JUNGLE STORES OF AMERICA, INC.

			      TABLE OF CONTENTS


PART I. FINANCIAL INFORMATION                                        Page

	Item 1.Financial Statements:

	       Condensed Consolidated Balance Sheets
		 March 27, 1999 (Unaudited) and January 2, 1999        2

	       Condensed Consolidated Statements of Operations
		 Twelve (12) Week Period Ended
		 March 27, 1999 (Unaudited) and
		 Twelve (12) Week Period Ended
		 March 28, 1998 (Unaudited)                            3

	       Condensed Consolidated Statements of Changes in
		 Stockholders' Deficit Twelve (12) Week Periods
		 Ended March 27, 1999 (Unaudited) and
		 March 28, 1998 (Unaudited)                            4

	       Condensed Consolidated Statements of Cash Flows
		 Twelve (12) Week Periods Ended
		 March 27, 1999 (Unaudited) and
		 March 28, 1998 (Unaudited)                            5

	       Notes to Condensed Consolidated Financial Statements
		 March 27, 1999 (Unaudited)
		 March 28, 1998 (Unaudited)                            6-8

	Item 2.Management's Discussion and Analysis of Financial
		 Condition and Results of Operations                   9-13

PART II.OTHER INFORMATION

	Item 1.Legal Proceedings                                       12
	Item 2.Change in Securities                                    12
	Item 3.Defaults Upon Senior Securities                         12
	Item 4.Submission of Matters to a Vote of Security Hold        12
	Item 5.Other Information                                       12
	Item 6.Exhibits and Reports on Form 8-K                        12-13






PART I.   ITEM 1.  FINANCIAL STATEMENTS
JITNEY-JUNGLE STORES OF AMERICA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands,except per share amounts)
						       March 27,    January 2,
							   1999          1999
						     (Unaudited)
ASSETS                                                -----------   -----------
Current assets:
  Cash and cash equivalents                           $    9,246    $   18,041
  Receivables                                             25,832        28,197
  Refundable income taxes                                  4,046        16,862
  Merchandise inventories                                183,303       166,774
  Prepaid expenses and other                               1,269         5,655
						       ----------    ----------
    Total current assets                                 223,696       235,529
						       ----------    ----------
PROPERTY AND EQUIPMENT - net                             296,723       297,454
						       ----------    ----------
Other assets
  Goodwill, net of amortization of $5,186
    at March 27, 1999
    and $4,250 at January 2, 1999                        130,244       131,206
  Other assets - net                                      25,820        26,957
						       ----------    ----------
    Total other assets                                   156,064       158,163
						       ----------    ----------
  TOTAL ASSETS                                        $  676,483     $ 691,146
							=========     =========
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
  Accounts payable                                    $  104,960     $ 138,087
  Accrued expenses                                        71,333        69,995
  Current portion of capitalized leases                    5,789         5,789
  Restructuring obligations                               10,880        10,880
						       ----------    ----------
    Total current liabilities                            192,962       224,751
Noncurrent liabilities:
  Long-term debt                                         544,862       517,071
  Obligations under capitalized leases,
    excluding current installments                        63,527        62,935
  Restructuring obligations, excluding
    current installments                                  20,049        21,407
						       ----------    ----------
    Total liabilities                                    821,400       826,164
Commitments and contingencies
Redeemable Preferred stock (aggregate liquidation
  preference value of $75,332 at March 27, 1999 and
  $73,279 at January 2, 1999)                             73,553        71,452
Stockholders' deficit:
  Class C Preferred stock - Series 1(at liquidation
  value)                                                  10,203         9,973
  Common stock ($.01 par value, authorized 5,000,000
    shares, issued and outstanding 425,180
    and 425,280 shares, respectively)                          4             4
  Additional paid-in capital                            (302,305)     (302,305)
  Retained earnings                                       73,628        85,858
						       ----------    ----------
    Total                                               (218,470)     (206,470)
						       ----------    ----------
    Total stockholder's deficit                         (218,470)     (206,470)

  TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT         $  676,483    $  691,146
							=========     =========
See notes to condensed consolidated financial statements.






JITNEY-JUNGLE STORES OF AMERICA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands except per share amounts)

				       Twelve Weeks Ended
				  March 27,        March 28,
				    1999             1998
				 (Unaudited)     (Unaudited)
				 ----------      -----------
NET SALES                         $ 459,991      $  474,209
				 ----------      -----------
COSTS AND EXPENSES:
 Cost of goods sold                 338,027         358,122
 Direct store expenses               93,495          94,223
 Warehouse, administrative
   and general expenses              21,270          18,121
 Interest expense - net              17,100          15,223
 Acquisition integration
   costs and other
   special charges                                   13,996
				 ----------      -----------
  Total costs and expenses          469,892         499,685
				 ----------      -----------
 Loss before taxes on income         (9,901)        (25,476)

Income tax benefit                        -          (9,151)
				 ----------      -----------
NET LOSS                         $   (9,901)     $  (16,325)
				 ==========      ===========


LOSS PER COMMON SHARE            $   (28.77)     $   (43.57)
				 ==========      ===========


LOSS PER COMMON
 SHARE-DILUTED                   $   (28.77)     $   (43.57)
				 ==========      ===========


See notes to condensed consolidated financial statements.






JITNEY-JUNGLE STORES OF AMERICA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
FOR THE TWELVE (12) WEEK PERIODS ENDED MARCH 27, 1999 (Unaudited)
AND MARCH 28, 1998 (Unaudited)
(Dollars in thousands)


				     Class C
				  Preferred Stock,
				     Series 1             Common Stock         Additional                 Treasury
				 No. of                No. of                   Paid-In       Retained    Stock at
				 Shares      Amount    Shares      Amount       Capital       Earnings      Cost
				--------   --------    -------    -------    ------------   -----------  ----------
Balance
   Jan 3, 1998                    76,042   $  9,071    425,000    $     4    $  (302,326)   $  125,351   $     -
Net loss                                                                                       (16,325)
Purchase of 850 shares of
  treasury stock                                                                                             (10)
Accretion of discount on Class A
   Preferred stock                                                                                 (48)
Cumulation of dividends on
   Preferred stock                              208                                             (2,101)
Balance                           ------   --------    -------    -------    ------------   -----------  --------
   March 28, 1998                 76,042   $  9,279    425,000    $     4    $  (302,326)   $  106,877   $   (10)
				  ======   ========    =======    =======    ============   ===========  ========

Balance
   Jan 2, 1999                    76,042   $  9,973    425,280    $     4    $  (302,305)   $   85,858   $     -
Net loss                                                                                        (9,901)
Purchase of 100 shares of
  treasury stock                                          (100)                                               (1)
Accretion of discount on Class A
   Preferred stock                                                                                 (48)
Cumulation of dividends on
   Preferred stock                              230                                             (2,281)
Balance                           ------   --------    -------    -------    ------------   -----------  --------
   March 27, 1999                 76,042   $ 10,203    425,180    $     4    $  (302,305)   $   73,628   $    (1)
				  ======   ========    =======    =======    ============   ===========  ========


See notes to condensed consolidated financial statements.






JITNEY-JUNGLE STORES OF AMERICA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

					   Twelve Weeks Ended
					  March 27,    March 28,
					    1999          1998
OPERATING ACTIVITIES:                  ------------   -----------
  Net loss                              $   (9,901)   $  (16,325)
  Adjustment to reconcile net
    loss to net
    cash used in
    operating activities:
      Depreciation and amortization         14,243        13,473
      Amortization of deferred
	loan costs                             790           564
      Gain on disposition of property
	and other assets                                     (39)
      Deferred income tax benefit                         (4,462)
      Changes in current assets and
	liabilities, net of effects
	of acquisition:
	   Receivables                       2,365          (184)
	   Store and warehouse
	     inventories                   (16,529)        9,561
	   Refundable income taxes          12,816
	   Prepaid expenses                  4,386        (1,339)
	   Accounts payable                (33,127)       (5,341)
	   Accrued expenses and other          925       (13,812)
	   Restructuring obligations        (1,358)       (4,027)
					 ----------    ----------
	       Net cash used in
		 erating activities        (25,390)      (21,931)
					 ----------    ----------
INVESTING ACTIVITIES:
  Capital expenditures                     (10,062)       (6,064)
  Proceeds from sale of property
    and other assets                                         920
  Purchase of Delchamps, Inc.                             (9,559)
  Change in other assets                       349        (3,302)
					 ----------    ----------
	       Net cash used in
		 investing activities       (9,713)      (18,005)
					 ----------    ----------
FINANCING ACTIVITIES:
  Proceeds (payments) on long-term
    debt - net                              27,791        40,283
  Payments on capitalized lease
    obligation                              (1,483)       (1,312)
  Other                                                     (806)
  Purchase of treasury stock                                 (10)
  Restructuring obligations                 (1,358)       (3,313)
					 ----------    ----------
	       Net cash provided by
		 financing activities       24,950        34,842
					 ----------    ----------
DECREASE IN CASH AND
  CASH EQUIVALENTS                          (8,795)       (1,781)

CASH AND CASH EQUIVALENTS -
  BEGINNING OF PERIOD                       18,041        11,984
					 ----------    ----------
CASH AND CASH EQUIVALENTS - END
  OF PERIOD                              $   9,246     $  10,203
					 ==========    ==========
SUPPLEMENTAL DISCLOSURES:

  Cash paid for interest                 $  29,457     $  25,534
					 ==========    ==========

  Cash paid for income taxes, net
    of refunds                           $ (12,851)    $      11
					 ==========    ==========
  Noncash investing and financing
    activities:
     Capital lease obligations
       incurred                          $   2,075
					 ==========


See notes to condensed consolidated financial statements.


JITNEY-JUNGLE STORES OF AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 27, 1999 (Unaudited) AND MARCH 28, 1998 (Unaudited)
(Dollars in thousands)

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

The condensed consolidated financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the Form 10-K filed by the Company for fiscal year ending January 2, 1999. The accompanying condensed financial statements have not been audited by independent accountants in accordance with generally accepted auditing standards, but in the opinion of management such condensed financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to summarize fairly the Company's financial position and results of operations. The results of operations of the Company for the twelve weeks ended March 27, 1999, are not necessarily indicative of the results which may be expected for the entire year.


2.   ACQUISITION

In September 1997, the Company acquired the majority of the common stock of Delchamps, Inc. Certain shareholders dissented from the merger and indicated that they will pursue their appraisal remedy under Alabama law. Management does not expect this matter to have a material affect on operations or the price of the acquisition. The acquisition was accounted for as a purchase and, accordingly, Delchamps' results of operations were included in the Company's consolidated financial statements subsequent to the acquisition date. The purchase price could be affected by a final determination of amounts to be paid to former shareholders of Delchamps who dissented from the merger ( and related professional fees).


The purchase price, net of cash acquired of $84 and including direct acquisition costs, has been allocated to the assets acquired and liabilities assumed based upon the fair values at the date of acquisition, as set forth below.


	Receivables and other current assets                  $     12,569
	Inventory                                                  101,199
	Property, equipment and leasehold improvements             116,431
	Deferred income tax asset                                   10,428
	Other assets                                                 2,106
	Goodwill                                                   135,454
	Accounts payable and accrued expenses                      (74,643)
	Notes payable and long-term debt , immediately repaid      (14,463)
	Capital lease obligations                                  (10,794)
	Restructuring obligation                                   (41,967)
							      ____________
	   Net purchase price                                 $    236,320
							      ============



3.  ACQUSITION INTEGRATION COSTS AND OTHER SPECIAL CHARGES

The Company incurred significant costs during the year ended January 2, 1999 as a result of integrating the Delchamps and Jitney-Jungle operations. Certain of these costs (principally related to store closures) were allocated to goodwill. However, other costs attributable to the Delchamps acquisition, including costs incurred in consolidating warehouse operations, remerchandising of Delchamps stores, and training of Delchamps employees have been expensed as acquisition integration costs in accordance with the guidelines set forth in EITF 95-3 ("Recognition of Liabilities in Connection with a Purchase Business Combination"). Acquisition integration costs and other special charges include the following: $13,452 of business integration costs related to Delchamps, severance benefits of $250 and loss of $294 on stores sold under the consent decree with the Federal Trade Commission in the Delchamps acquisition.

4.  LONG-TERM DEBT

	Long-term debt consisted of the following:





				     March 27,   January 2,
					  1999         1999
				     ---------    ---------
  Senior notes at 12%, maturing
    in 2006                        $  200,000   $  200,000
  Senior subordinated notes
    at 10.38% maturing in 2007        200,000      200,000
  Senior Credit Facility              140,740      112,950
  Other long-term debt                  4,122        4,121
				     ---------    ---------
  Long-term debt                   $  544,862   $  517,071
				     =========    =========






The Company has available a Senior Credit Facility of $162.3 million under which letters of credit aggregating $6.3 million were outstanding at March 27, 1999.

5. LOSS PER COMMON AND COMMON EQUIVALENT SHARE

Loss per common and common equivalent share is based on the net income (loss) after preferred stock dividend requirements and the weighted average number of shares outstanding during each interim period. Cumulative dividends not declared or paid on preferred shares amounted to $2,286 for the twelve weeks ended March 27, 1999. The number of shares used in computing the loss per share was 425,232 for the twelve weeks ended
March 27, 1999 and 424,150 for the twelve weeks ended March 28, 1998. Potential common shares attributed to outstanding warrants were not included in the computation as their effect on the loss per share would be antidilutive.



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



ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
	    OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
	    (Dollars in thousands)

The following is management's discussion and analysis of significant factors affecting the Company's earnings and liquidity during the periods included in the accompanying condensed consolidated statements of operations. This discussion and analysis should be read in conjunction with the condensed consolidated financial statements included in Item 1.

A table showing the percentage of net sales represented by certain items in the Company's condensed consolidated statements of operations is as follows:



					     Twelve Weeks Ended
					    March 27,   March 28,
					      1999        1998
					   ---------   ---------
Net sales                                     100.0 %     100.0 %
Gross profit                                   26.5        24.5
Direct store expenses                          20.3        19.9
Warehouse, administrative
  and general expenses                          4.6         3.8
Operating income                                1.6         0.8
Interest expense, net                           3.7         3.2
Acquisition integration costs and other
  special charges                                           3.0
Loss before income taxes                       (2.1)       (5.4)
Income tax benefit                              0.0        (1.9)
Net loss                                       (2.1)       (3.4)
EBITDA                                          4.7         3.6






A summary of the period to period changes in certain items included in the condensed consolidated statements of operations for the twelve week periods ended March 27, 1999 and March 28, 1998 is as follows:







				       Period-to-Period Changes
					  Twelve Weeks Ended
					    March 27, 1999
					      $          %
					--------   --------
Net sales                              $(14,218)      (3.0)%
Gross profit                              5,877        5.1
Direct store expenses                      (728)      (0.7)
Warehouse, administrative
  and general expenses                    3,147       17.4
Operating income                          3,456        n/m
Interest expense, net                     1,877       12.3
Acquisition integration and other
  special charges                       (13,996)       n/m
Loss before income taxes                 15,577        n/m
Income tax benefit                        9,151        n/m
Net loss                                  6,426        n/m
EBITDA                                    4,227       24.6
(n/m - not meaningful comparison)






RESULTS OF OPERATIONS

NET SALES

Net sales decreased $14,218 or 3.0% in the twelve week period ended
March 27, 1999 compared to the corresponding period ended March
28, 1998.  The net sales decrease was primarily attributable to closing
23 stores (17 of which were closed during the first quarter of the prior year in connection with the Delchamps acquisition including 10 stores which were required to be sold by the Federal Trade Commission); 40 new competitive openings over the past four quarters; low overall price inflation; and pricing and promotional changes by certain competitors over the last year. Partially offsetting these factors were the impact of opening 4 new "Premier" stores, remodeling 17 stores during the year, and additional promotional activities during the quarter. Same store sales decreased approximately 0.3% for the twelve week period ended
March 27, 1999. The Company's store count at the end of the quarter was 198 supermarkets (21 combination stores, 161 conventional stores and 16 discount stores) and 54 gasoline stations compared to 200 supermarkets (11 combination stores, 169 conventional stores and 20 discount stores) and 53 gasoline stations at March 29, 1997.

GROSS PROFIT

Gross profit for the first quarter of fiscal 1999 increased $5,877 to $121,964, or 26.5% of net sales, compared to $116,087, or 24.5% of net sales, for the first quarter of fiscal 1998. Gross margin improvements were attributable to improved procurement costs as a result of the Delchamps acquisition, partially offset by the increased promotional activities, competitive influences and low inflation discussed above.



DIRECT STORE EXPENSES

Direct store expenses were $93,495, or 20.3% of net sales, and $94,223, or 19.9% of net sales, for the twelve week period ended March 27, 1999 and March 28, 1998, respectively. Direct store expenses increased primarily as a result of increased cash shortages, services and supplies. They were partially offset by improvements in store labor, repairs and maintenance, insurance and utilities (fewer stores).

WAREHOUSE, ADMINISTRATIVE AND GENERAL EXPENSES

Warehouse, administrative and general expenses were $21,270, or 4.6% of net sales and $18,121, or 3.8% of net sales, for the twelve week period ended March 27, 1999 and March 28, 1998 respectively. Warehouse, administrative and general expenses increased primarily due to increased costs associated with the employer portion of group medical expense, relocation expense, litigation settlements and increased depreciation due to additional capital expenditures placed in service during fiscal year 1998 and the beginning of 1999.

ACQUISITION INTEGRATION CHARGES AND OTHER SPECIAL CHARGES

The Company incurred significant costs during the year ended January 2, 1999 as a result of integrating the Delchamps and Jitney-Jungle operations. Certain of these costs (principally related to store closures) were allocated to goodwill. However, other costs attributable to the Delchamps acquisition, including costs incurred in consolidating warehourse operations, remerchandising of Delchamps stores, and training of Delchamps employees have been expensed as acquisition intergration costs in accordance with the guidelines set forth in EITF 95-3 ("Recognition of Liabilities in Connection with a Purchase Business Combination").

These Acquisition integration charges and other special charges were $13,996 for the twelve week period ended March 28, 1998 consisting of severance benefits of $250 and loss of $294 on stores sold under the consent decree with the Federal Trade Commission in the Delchamps acquisition and business integration costs of $13,452 related to Delchamps. There were no acquisition integration charges and other special charges during the first quarter of fiscal 1999.

OPERATING INCOME

Operating income was $7,199, or 1.6% of net sales for the twelve week period ended March 27, 1999, as compared to $3,743, or 0.8% of net sales for the twelve week period ended March 28, 1998. The increase in operating income was due to the factors discussed above.

EBITDA

EBITDA (net income before interest income, special charges, interest expense, income taxes, depreciation and amortization and LIFO charges/credits) was $21,444, or 4.7% of net sales, in the first quarter of fiscal compared to $17,216, or 3.6% of net sales, in the first quarter of fiscal 1998. EBITDA as presented is consistent with the definition used for covenant purposes contained in the Indenture.
EBITDA is a widely accepted financial indicator of a company's ability to service debt. However, EBITDA should not be construed as an alternative to operating income, net income or cash flows from operating activities (as determined in accordance with generally accepted accounting principles) and should not be construed as an indication of the Company's operating performance or as a measure of liquidity.

NET INTEREST EXPENSE

Interest expense was $17,100 in the first quarter of fiscal 1999
compared to $15,223 in the first quarter of fiscal 1998.   The increase in
interest expense was primarily due to interest expense on the credit facility and capital leases.

INCOME TAX EXPENSE (BENEFIT)

The Company has not recorded an income tax benefit relating to operating losses in 1999 since the Company's operating losses can no longer be carried back and offset against earnings in earlier periods. The Company has a net operating loss carryforward of approximately $51,572 at March 27, 1999. Income taxes were ($9,151) with an effective tax rate of 35.9% for the first quarter of fiscal 1998.


LIQUIDITY AND CAPITAL RESOURCES

Historically, the Company has funded its working capital requirements, capital expenditures and other needs principally from operating cash flows. Due to the merger and acquisition of Delchamps, however, the Company has become highly leveraged and has certain restrictions on its operations. At March 27, 1999, Jitney-Jungle had $645,107 of total long-term commitments (including long-term debt, capitalized leases and restructuring obligations) and shareholder deficit of $218,470.

The Company's principal uses of liquidity have been to fund working capital, meet debt service requirements and finance Jitney-Jungle's strategic plans. The Company's principal sources of liquidity have been cash flow from operations and borrowings under the Senior Credit Facility. Outstanding borrowings at March 27, 1999 were $140,740 under the Senior Credit Facility. At March 27, 1999, the Company breached the leverage ratio in its Senior Credit Facility and such breach has been waived by its senior lenders. As of March 27, 1999, the Company was in compliance with the covenants under its aggreements.


Cash used in operating activities during the twelve week period ended March 27, 1999 was $25,390. Cash used by operating activities during the twelve week period ended March 28, 1998 was $21,931. The increase in the cash used in operating activities was primarily attributable to increased inventory levels (new and remodeled stores, buildup in anticipation of the Easter Holiday), reduced accounts payable (cut-off timing difference at year-end and repayment during the quarter of year-end holiday merchandise); partially offset by a smaller net loss and the collection of income tax refunds.


Net cash used in investing activities was $9,713 and $18,005 for the twelve week period ended March 27, 1999 and March 28, 1998, respectively. One new store was completed and six remodels were in progress during the first quarter of 1999. Cash used in investing activities included amounts associated with the purchase of Delchamps, Inc. in the prior year.

Net cash provided by financing activities was $26,308 and $38,155 for the twelve week period ended March 27, 1999 and March 28, 1998, respectively. The principal sources of funds in financing activities for both periods were borrowings under the Senior Credit Facility.


In order for the Company to grow and achieve its long-term operating objectives, it requires sufficient capital resources to build new stores and remodel existing stores in its highly competitive markets. In addition, the Company must maintain its existing facilities, and requires the financial flexibility both to take advantage of inventory acquisition opportunities and to withstand short-term economic and competitive pressures. The Company's capital expenditure program for the remainder of 1999 is subject to various factors including, but not limited to, availability of capital, restrictions under various of the Company's debt instruments, and working capital requirements. In the near term, if the Company were to significantly reduce or postpone its new store and remodel program, there would be no substantial impact on current operations and it is likely that more cash would be available for debt servicing. In the long term, if these programs were substantially reduced, in the Company's opinion, its operating business and ultimately its cash flow would be adversely impacted.


To enable the Company to continue to fulfill its working capital needs and to implement its capital expenditure program, the Company and its subsidiaries are currently arranging a $35,000,000 supplemental secured credit facility (the "New Facility") which will be secured by a second lien on substantially all of the Company's and its subsidiaries' assets. The New Facility will be further supported by the guaranty of Bruckmann, Rosser,
Sherrill & Co., L.P., the Company's principal shareholder. Completion of arrangements for the New Facility is subject to completion of documentation acceptable to the lenders under the New Facility and the Company, to the consent of the Company's existing secured lenders and to other customary conditions precedent to the extension of a secured credit facility. The Company believes that the New Facility will be available to the Company and will permit it to borrow enough to meet all of its currently anticipated working capital and capital expenditure needs.

An important factor in the Company's liquidity is its relationship with its trade suppliers, and management believes that the Company's credit terms with its major suppliers are consistent with those terms offered throughout the industry. Management does not expect that there will be any significant change in the aggregate in credit terms with its major suppliers in the future; however, if credit is curtailed, the Company's liquidity would decrease.

The Company's expenditures to comply with environmental laws and regulations at its grocery stores primarily consist of those related to remediation of underground storage tank leaks and spills and retrofitting chlorofluorocarbon ("CFC") chiller units. The Company's unreimbursed cost for remediation at the 16 facilities which have had leaks or spills has not been material. All significant required expenditures in connection with the cleanup of such leaks and spills have been made at such locations except at two locations which are undergoing remediation and three locations which are geing monitored only. In addition, the Company has obtained insurance coverage for bodily injury, property damage and corrective action expenses resulting from releases of petroleum products from underground storage tanks during the covered period at all 58 locations. The Company spent $5,000, $170,000, $130,000, $914,000 and
$468,000 for retrofitting CFC-containing chiller units during the first quarter of 1999, fiscal 1998, 1997 stub, fiscal 1997 and fiscal 1996, respectively. Between approximately $175,000 and $200,000 in expenditures are contemplated for retrofitting the CFC units in fiscal 1999. All expenditures necessary to upgrade all Pump and Save tanks to comply with 1998 tank standards were completed in fiscal 1998. These regulatory compliance costs are not covered by insurance.


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

SEASONALITY

	No material portion of the Company's business is affected by seasonal fluctuations, except that sales are generally stronger in the fourth quarter as a result of the Thanksgiving, Christmas and New
Year's Day holidays.


YEAR 2000

	During calendar years 1996, 1997 and 1998, the Company's Information Services Department conducted an extensive information services system review of all primary systems, such as financial, payroll, human resources, employee benefits, purchasing, merchandising, retail/pricing, warehousing and store management as well as secondary systems such as catering, damage reclamation and loss prevention. This review evaluated these systems in terms of their Year 2000 compliance, flexibility to absorb Delchamps' operations, capacity, general efficiency, compatibility and competitive advantage. The Information Services Department recommended, and the Company is implementing, the replacement or upgrading of all the Company's primary and secondary systems, most of which were 10 to 15 years old. From March 1997 to January 2, 1999, the
Company spent, excluding license fees, approximately $2,600,000 to replace its financial, payroll, human resources and employee benefits systems. The Company's other primary systems
(purchasing, merchandising, retail/pricing, warehousing and store management) are scheduled to be replaced and/or remediated by October 1, 1999, at an estimated cost of $2,850,000, at which time all potential Year 2000 problems in the Company's primary systems should be resolved. Although the Company's operations are not dependent on its secondary systems, the Company has been upgrading these systems and anticipates completing that project by the end of September 1999, at which time all potential Year 2000 problems in the Company's secondary systems should be resolved.
No assurances can be given, however, that all Year 2000 problems will be effectively resolved on schedule or before the Year 2000. Any such problems, if not resolved, could have a material adverse effect on the Company's business, financial condition and results of operations.

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

None.

ITEM 5.  OTHER INFORMATION

None.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

       Exhibit No.
       --------------
       * 4.14 Waier Agreement dated May 17, 1999 to the Amended and Restated Revolving Credit Agreement dated September 15, 1997 by and among Fleet Capital Corporation and the Company

       * 10.19 Employement Agreement effective as of 1/4/99 by and among the Company and Richard D. Coleman **


       * 27.1  Financial Data Schedule

	    * Filed herewith.

	   ** Portions of this exhibit have been omitted and filed seperately with the Securities and Exchange Commission pursuant to a request for confidential treatment.

(b)  Reports on Form 8-K

	None

				SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



				  JITNEY-JUNGLE STORES OF AMERICA, INC.
										     (Registrant)


				  /s/ Richard D. Coleman
				  -----------------------
				  Richard D. Coleman
				  Executive Vice President,
				  Chief Financial Officer




Dated: May 17, 1999