Form 10-Q
period 1999-06-19
JITNEY JUNGLE STORES OF AMERICA INC /MI/
filed 1999-08-03
CIK 1005408

FORM 10-Q

			       UNITED STATES
		     SECURITIES AND EXCHANGE COMMISSION
			   WASHINGTON, D.C. 20549

	      Quarterly Report Pursuant To Section 13 or 15 (d) of
		   The Securities and Exchange Act of 1934


QUARTER ENDED  June 19, 1999                    COMMISSION FILE NO. 33-80833


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


The number of shares of Registrant's Common Stock, par value one cent ($.01) per share, outstanding at August 3, 1999, was 425,080 shares.



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

			   JITNEY-JUNGLE STORES OF AMERICA, INC.

				   TABLE OF CONTENTS





PART I. FINANCIAL INFORMATION                                                   Page

	Item 1. Financial Statements:

		Condensed Consolidated Balance Sheets
			June 19, 1999 (Unaudited) and January 2, 1999           2

		Condensed Consolidated Statements of Operations
			Twenty-four (24) and Twelve (12) Week Periods Ended
			June 19, 1999 (Unaudited) and
			June 20, 1998 (Unaudited)                               3

		Condensed Consolidated Statements of Changes in
			Stockholders' Deficit for the Twenty-four (24)
			Week Periods Ended June 19, 1999 (Unaudited) and
			June 20, 1998 (Unaudited)                               4

		Condensed Consolidated Statements of Cash Flows
			Twenty-four (24) Week Period Ended
			June 19, 1999 (Unaudited) and
			June 20, 1998 (Unaudited)                               5

		Notes to Condensed Consolidated Financial Statements
			June 19, 1999 (Unaudited) and
			June 20, 1998 (Unaudited)                               6-8

	Item 2. Management's Discussion and Analysis of Financial
			Condition and Results of Operations                     8-13

PART II.OTHER INFORMATION

	Item 1. Legal Proceedings                                               14
	Item 2. Change in Securities                                            14
	Item 3. Defaults Upon Senior Securities                                 14
	Item 4. Submission of Matters to a Vote of Security Holders             14
	Item 5. Other Information                                               14
	Item 6. Exhibits and Reports on Form 8-K                                14




PART I.   ITEM 1.  FINANCIAL STATEMENTS
JITNEY-JUNGLE STORES OF AMERICA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share amounts)


							 June 19,        January 2,
							    1999            1999
							(Unaudited)
ASSETS                                                  -----------     -----------
Current assets:
	Cash and cash equivalents                     $   9,971       $  18,041
	Receivables                                      17,140          28,197
	Refundable income taxes                           1,785          16,862
	Merchandise inventories                         170,227         166,774
	Prepaid expenses and other                        4,410           5,655
							----------      ----------
		Total current assets                    203,533         235,529
							----------      ----------
PROPERTY AND EQUIPMENT - net                            302,355         297,454
							----------      ----------
Other assets:
	Goodwill, net of amortization of $5,755
	  at June 19, 1999 and $4,250 at
	  January 2, 1999                               129,699         131,206
	Other assets - net                               25,081          26,957
							----------      ----------
		Total other assets                      154,780         158,163
							----------      ----------
	TOTAL ASSETS                                  $ 660,668       $ 691,146
							==========      ==========
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
	Accounts payable                              $ 101,213       $ 138,087
	Accrued expenses                                 63,970          69,995
	Current portion of capitalized leases             7,393           5,789
	Restructuring obligations                         5,850          10,880
							----------      ----------
		Total current liabilities               178,426         224,751
Noncurrent liabilities:
	Long-term debt                                  545,740         517,071
	Obligations under capitalized leases,
	  excluding                                      70,298          62,935
	Restructuring obligations, excluding
	  current installments                           24,962          21,407
							----------      ----------
		Total liabilities                       819,426         826,164
Commitments and contingencies
Redeemable Preferred stock (aggregate liquidation
	preference value of $77,439 at June 19, 1999
	and $73,279 at January 2, 1999)                  75,708          71,452
Stockholders' deficit:
	Class C Preferred stock - Series 1(at
	liquidation value)                               10,433           9,973
	Common stock ($.01 par value, authorized
	5,000,000 shares, issued  and outstanding
	425,080 and 425,280 shares, respectively)             4               4
	Additional paid-in capital                     (302,305)       (302,305)
	Retained earnings                                57,402          85,858
							----------      ----------
						       (234,466)       (206,470)
							----------      ----------
		Total stockholders' deficit            (234,466)       (206,470)
							----------      ----------
	TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT   $ 660,668       $ 691,146
							=========       =========


See notes to condensed consolidated financial statements.


JITNEY-JUNGLE STORES OF AMERICA, INC. AND SUBSIDIARIES


CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except per share amounts)


					  Twenty-four Weeks Ended           Twelve Weeks Ended
					 June 19,        June 20,         June 19,       June 20,
					   1999            1998            1999            1998
					(Unaudited)     (Unaudited)     (Unaudited)     (Unaudited)
					------------    ------------    ------------    ------------
NET SALES                                $   920,838      $  958,592      $  460,847      $  484,383
					------------    ------------    ------------    ------------
COSTS AND EXPENSES:
	Cost of goods sold                   679,011         716,364         340,984         358,242
	Direct store expenses                186,420         190,032          92,925          95,809
	Warehouse, administrative
	  and general expenses                42,407          36,468          21,140          18,347
	Interest expense - net                34,313          32,769          17,213          17,546
	Acquisition integration
	  costs and other
	  special charges                      2,413          16,838           2,413           2,842
					------------    ------------    ------------    ------------
		Total costs and
		  expenses                   944,564         992,471         474,675         492,786
					------------    ------------    ------------    ------------
	Loss before taxes on income          (23,726)        (33,879)        (13,828)         (8,403)

Income tax benefit                                           (11,639)                         (2,488)
					------------    ------------    ------------    ------------
NET LOSS                                 $   (23,726)   $    (22,240)   $    (13,828)   $     (5,915)
					============    ============    ============    ============


LOSS PER COMMON SHARE
					 $    (66.93)   $     (62.72)   $     (38.16)   $     (19.06)
					============    ============    ============    ============


LOSS PER COMMON
	SHARE-DILUTED                    $    (66.93)   $     (62.72)   $     (38.16)   $     (19.06)
					============    ============    ============    ============



See notes to condensed consolidated financial statements.



JITNEY-JUNGLE STORES OF AMERICA, INC. AND SUBSIDIARIES


CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT

FOR THE TWENTY-FOUR  (24) WEEK PERIODS ENDED JUNE 19, 1999 (Unaudited)

AND JUNE 20, 1998 (Unaudited)

(Dollars in thousands)





					Class C
				     Preferred Stock,
					Series 1                      Common Stock              Additional
				 No. of                          No. of                          Paid-In         Retained
				 Shares          Amount          Shares          Amount          Capital         Earnings
				 ------          ------          ------          ------         ----------      ---------
Balance January 3, 1998          76,042         $ 9,071        425,000          $     4       $ (302,326)     $  125,351
Net loss                                                                                                         (22,240)
Accretion of discount on Class A
   Preferred stock                                                                                                   (96)
Cumulation of dividends on
   Preferred stock                                  416                                                           (4,202)
				 ------          ------        -------           ------         --------        --------
Balance June 20, 1998            76,042         $ 9,487        425,000          $     4       $ (302,326)     $   98,813
				 ======          ======        =======           ======         ========        ========


Balance, January 2, 1999         76,042         $ 9,973        425,280          $     4       $ (302,305)     $   85,858
Net loss                                                                                                         (23,726)
Retirement of 200 shares of
  common stock                                                    (200)
Accretion of discount on Class A
   Preferred stock                                                                                                   (96)
Cumulation of dividends on
   Preferred stock                                  460                                                           (4,634)
				 ------          ------        -------           ------         --------        --------
Balance, June 19, 1999           76,042         $10,433        425,080          $     4       $ (302,305)     $   57,402
				 ======          ======        =======           ======         ========        ========

See notes to condensed consolidated financial statements.




JITNEY-JUNGLE STORES OF AMERICA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)



								Twenty-four Weeks Ended
								June 19,        June 20,
								  1999            1998
OPERATING ACTIVITIES:                                           -------         -------
	Net loss                                               $(23,726)       $(22,240)
	Adjustments to reconcile net loss to net
	  cash used in operating activities:
		Depreciation and amortization                    28,461          26,196
		Amortization of deferred loan costs               1,580           1,292
		Loss (gain) on disposition and write-down
		of property and other assets                      2,063             (39)
		Deferred income tax benefit                                      (8,188)
		Decrease in restructuring obligation             (2,299)         (3,811)
		Changes in current assets and liabilities:
			Notes and accounts receivables           11,057           3,258
			Refundable income taxes                  15,077
			Store and warehouse inventories          (3,453)         11,856
			Prepaid expenses                          1,245          (8,356)
			Accounts payable                        (36,875)         (9,757)
			Accrued expenses and other               (5,753)          2,355
								-------         -------
				Net cash used in operating
				  activities                    (12,623)         (7,434)
								-------         -------
INVESTING ACTIVITIES:
	Capital expenditures                                    (19,916)        (16,453)
	Proceeds from sale of property and other assets                           7,573
	Direct acquisition costs                                                 (4,487)
	Payment to former shareholders of Delchamps, Inc.                       (18,805)
	Change in other assets                                   (1,274)          2,391
								-------         -------
				Net cash used in investing
				  activities                    (21,190)        (29,781)
								-------         --------
FINANCING ACTIVITIES:
	Proceeds on long-term debt - net                         28,669          38,686
	Payments on capitalized lease obligations                (2,912)         (2,449)
	Other                                                       (14)         (1,007)
								-------         -------
				Net cash provided by
				  financing activities           25,743          35,230
								-------         -------
DECREASE IN CASH AND CASH EQUIVALENTS                            (8,070)         (1,985)

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD                  18,041          11,984
								-------         -------
CASH AND CASH EQUIVALENTS - END OF PERIOD                      $  9,971        $  9,999
								=======         =======
SUPPLEMENTAL DISCLOSURES:

  Cash paid for interest                                       $ 35,786        $ 30,886
								=======         =======

  Cash paid for income taxes, net of refunds                   $(15,077)       $     38
								=======         =======
  Noncash investing and financing activities:
     Capital lease obligations incurred                        $ 11,879        $      0
								=======         =======
See notes to condensed consolidated financial statements.



JITNEY-JUNGLE STORES OF AMERICA, INC. AND
SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 19, 1999 (Unaudited) AND JUNE 20, 1998 (Unaudited)
(Dollars in thousands)

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

The condensed consolidated financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the Form 10-K filed by the Company for fiscal year ended January 2, 1999. The accompanying condensed financial statements have not been audited by independent accountants in accordance with generally accepted auditing standards, but in the opinion of management such condensed financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to summarize fairly the Company's financial position and results of operations. The results of operations of the Company for the twenty-four weeks ended June 19, 1999, are not necessarily indicative of the results which may be expected for the entire year.




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

Acquisition integration costs and other special charges recorded during the twelve weeks and twenty-four weeks ended June 19, 1999 consisted of $2,063 related to the write-down of assets associated with three stores closed during the second quarter and $350 related to legal costs incurred on an expired financing agreement. Acquisition integration costs and other special charges consisting of $250 of severance benefits, $294 of loss on stores sold under the consent decree with the Federal Trade Commission in the Delchamps acquisition and $16,294 of business integration costs related to Delchamps were recorded during the twenty-four week period ended June 20, 1998.
During the twelve week period ended June 20, 1998, $2,842 of business integration costs related to Delchamps were recorded.


3.     LONG-TERM DEBT

	Long-term debt consisted of the following:



						   June 19,        January 2,
						     1999            1999
						   ---------       ---------
	Senior notes at 12%, maturing in 2006     $  200,000      $  200,000
	Senior subordinated notes at 10.38%,         200,000         200,000
	  maturing in 2007
	Senior Credit Facility                       141,618         112,950
	Other long- term debt                          4,122           4,121
						   ---------       ---------
	Long-term debt                            $  545,740      $  517,071
						   =========       =========





The Company had available a Senior Credit Facility of $162.3 million under which letters of credit aggregating $5.8 million were outstanding at June 19, 1999.

On July 26, 1999, the Company entered into a supplemental $50 million credit facility (the "New Facility") with a new lender and reduced the Senior Credit Facility to $150.0 million. The New Facility, which will be used to finance the acquisition of tangible assets including inventory, is secured by a second lien on substantially all of the Company's assets.


4.  LOSS PER COMMON AND COMMON EQUIVALENT SHARE

Loss per common and common equivalent share is based on the net income (loss) after preferred stock dividend requirements and the weighted average number of shares outstanding during each interim period. Cumulative dividends not declared or paid on preferred shares amounted to $2,349 and $4,635 for the twelve weeks and twenty-four weeks ended June 19, 1999. Cumulative dividends not declared or paid on preferred shares amounted to $2,101 and $4,202 for the twelve weeks and twenty-four weeks ended June 20, 1998. The number of shares used in computing the loss per share was 425,129 and 425,182 for the twelve weeks and twenty- four weeks ended June 19, 1999, respectively, and 423,300 for the twelve weeks and twenty-four weeks ended June 20, 1998. Potential common shares attributed to outstanding warrants were not included in the computation as their effect on the loss per share would be antidilutive.



5.  COMMITMENTS AND CONTINGENCIES

The Company is a party to certain litigation incurred in the course of business. In the opinion of management, the ultimate liability, if any, which may result from this litigation will not have a material adverse effect on the Company's financial position or results of operations. A discussion of certain litigation which remains outstanding may be found in Item 3. Legal Proceedings and Legal
Matters in the January 2, 1999 Form 10-K.



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


A table showing the percentage of net sales represented by certain items in the Company's condensed consolidated statements of operations is as follows:




				 Twenty-four Weeks Ended           Twelve Weeks Ended
				 June 19,        June 20,        June 19,        June 20,
				   1999            1998            1999            1998
				---------       ---------       ---------       ---------

Net sales                         100.0 %         100.0 %         100.0 %         100.0 %
Gross profit                       26.3            25.3            26.0            26.0
Direct store expenses              20.2            19.8            20.2            19.8
Warehouse, administrative
  and general expenses              4.6             3.8             4.6             3.7
Operating income                    1.5             1.7             1.2             2.5
Interest expense, net               3.7             3.4             3.7             3.6
Acquisition integration costs
  and other special charges         0.3             1.8             0.5             0.6
Loss before income taxes           (2.5)           (3.5)           (3.0)           (1.7)
Income tax benefit                  0.0            (1.2)            0.0             0.5
Net loss                           (2.5)           (2.3)           (3.0)           (1.2)
EBITDA                              4.5             4.4             4.3             5.1







A summary of the period to period changes in certain items included in the condensed consolidated statements of operations for the twenty-four week and twelve week periods ended June 19, 1999 and June 20, 1998 is as follows:



					Period-to-Period Changes         Period-to-Period Changes
					 Twenty-four Weeks Ended          Twelve Weeks Ended
					      June 19, 1999                    June 19, 1999
					       $               %                $               %
					--------         --------        --------         --------

Net sales                               $(37,754)           (3.9)%       $(23,536)           (4.9)%
Gross profit                                (401)           (0.2)          (6,278)           (5.0)
Direct store expenses                     (3,612)           (3.3)          (2,884)           (5.7)
Warehouse, administrative
  and general expenses                     5,939            23.4            2,793            29.4
Operating income                          (2,728)            n/m           (6,187)            n/m
Interest expense, net                      1,544             4.7             (333)           (1.9)
Acquisition integration and other
  special charges                        (14,425)            n/m             (429)            n/m
Loss before income taxes                  10,153             n/m           (5,425)            n/m
Income tax benefit                        11,639             n/m            2,488             n/m
Net loss                                  (1,486)            n/m           (7,913)            n/m
EBITDA                                      (464)           (1.1)          (4,692)          (19.0)
(n/m - not meaningful comparison)






RESULTS OF OPERATIONS

NET SALES

Net sales decreased $23,536 or 4.9% in the twelve week period and $37,754 or 3.9% in the twenty-four week period ended June 19, 1999 compared to the corresponding period ended June 20, 1998. The net sales decrease was primarily attributable to closing 23 stores (17 of which were closed during the first quarter of the prior year in connection with the Delchamps acquisition including 10 stores which were required to be sold by the Federal Trade Commission); 33 new competitive openings over the past four quarters, 9 and 16 of which occurred during the twelve and twenty-four weeks ended June 19, 1999, respectively;
low overall price inflation; and pricing and promotional changes by certain competitors over the last year. Partially offsetting these factors were the impact of opening 2 new "Premier" stores, remodeling 6 stores during the current fiscal year, and additional promotional activities during the twenty-four weeks ended
June 19,1999. Same store sales decreased approximately 5.0% and 2.7% for the twelve week and twenty-four week period ended June 19, 1999, respectively. The second quarter marked the anniversary of the Delchamps Gold Card marketing launch which generated significant sales gains for the Delchamps stores in fiscal year 1998. The Company's store count at the end of the quarter was 196 supermarkets (75 combination stores, including 23 Premiers, 106 conventional stores and 15 discount stores) and 55 gasoline stations compared to 198 supermarkets and 53 gasoline stations at June 20, 1998.


GROSS PROFIT

Gross profit for the second quarter of fiscal 1999 decreased $6,278 to $119,863, or 26.0% of net sales, compared to $126,141, or 26.0% of net sales, for the second quarter of fiscal 1998. Gross profit as a percentage of sales was 26.3% for the twenty-four week period ended June 19, 1999 as compared to 25.3% for the twenty four week period ended June
20, 1998. Gross margin for the second quarter of 1999 remained consistent with gross margins achieved during the second quarter of 1998. Gross margin improvements achieved during the twenty-four weeks ended June 19, 1999 were attributable to improved procurement costs as a result of the Delchamps acquisition, partially offset by the increased promotional activities, competitive influences and low inflation discussed above.

DIRECT STORE EXPENSES

Direct store expenses were $92,925, or 20.2%, and $95,809, or 19.8% of net sales, and $186,420, or 20.2% and $190,032, or 19.8% of net sales, for the twelve week period and twenty-four week period ended
June 19, 1999 and June 20, 1998, respectively. Direct store expenses decreased primarily as a result of lower payroll and fringe benefit costs associated with a decline in sales. Additionally, the Company experienced an improvement in store utilities due a milder summer than the prior year and an improvement in insurance costs. These improvements were offset by an increase in store advertising costs. This increase in advertising primarily caused the increase in direct store expenses as a percentage of net sales.


WAREHOUSE, ADMINISTRATIVE AND GENERAL EXPENSES

Warehouse, administrative and general expenses were $21,140, or 4.6% and $18,347, or 3.7% of net sales, and $42,407, or 4.6% and $36,468, or 3.8% of net sales, for the twelve week period and twenty-four week period ended June 19, 1999 and June 20, 1998, respectively.
Warehouse, administrative and general expenses increased primarily due to increased costs associated with warehouse labor expense, the employer portion of group medical expense, relocation expense, litigation settlements and increased depreciation due to additional capital expenditures placed in service during fiscal year 1998 and the beginning of 1999.


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

Acquisition integration costs and other special charges recorded during the twelve weeks ended June 19, 1999 consisted of $2,063 related to the write-down of assets associated with three stores closed during the second quarter and of $350 related to legal costs incurred on an expired financing agreement. Acquisition integration costs and other special charges consisting of $250 of severance benefits, $294 of loss on stores sold under the consent decree with the Federal Trade Commission in the Delchamps acquisition and $16,294 of business integration costs related to Delchamps were recorded during the twenty-four week period ended June 20,1998. During the twelve week period ended June 20, 1998, $2,842 of business integration costs related to Delchamps were recorded.


OPERATING INCOME

Operating income was $5,798, or 1.2% and $11,985, or 2.5% of net sales, and $12,999, or 1.5% and $15,728 or 1.7% of net sales, for the twelve week and twenty-four week period ended June 19, 1999 compared to the twelve week and twenty-four week period ended June 20, 1998. The decrease in operating income was due to the factors discussed above.


EBITDA

EBITDA (net income before interest income, special charges, interest expense, income taxes, depreciation and amortization and LIFO charges/credits) decreased $4,692 or 19.0% to $20,016 or 4.3% of net sales in the second quarter of fiscal 1999 as compared to $24,708 or 5.1% of net sales in the second quarter of fiscal 1998. EBITDA decreased $464 or 1.1% to $41,460 or 4.5% of net sales for the twenty-four week period ended June 19, 1999 as compared to $41,924 or 4.4% of net sales for the twenty-four week period ended June 20, 1998. EBITDA decreased primarily due to a reduction in sales coupled with an increase in warehouse, general and administrative expenses.
EBITDA as presented is consistent with the definition used for covenant purposes contained in the Indenture. EBITDA is a widely accepted financial indicator of a company's ability to service debt. However, EBITDA should not be construed as an alternative to operating income, net income or cash flows from operating activities (as determined in accordance with generally accepted accounting principles) and should not be construed as an indication of the Company's operating performance or as a measure of liquidity.


NET INTEREST EXPENSE

Interest expense was $17,213 in the second quarter of fiscal 1999 compared to $17,546 in the second quarter of fiscal 1998 and was
$34,313 and $32,769 for the twenty-four week periods ended June 19,
1999 and June 20, 1998, respectively.   The increase in interest expense
for the twenty-four week period ended June 19, 1999 was primarily due to interest expense on the credit facility and capital leases.


INCOME TAX BENEFIT

The Company has not recorded an income tax benefit relating to operating losses in 1999 since the Company's operating losses can no longer be carried back and offset against earnings in earlier periods. The Company has a net operating loss carryforward of approximately $54,611 at June 19, 1999. Income taxes were ($2,488) and ($11,639)
with an effective tax rate of 29.6% and 34.4% for the twelve week and twenty-four week periods ended June 20, 1998. The difference in rates compared to the federal and statutory rate of 37.3% for the twelve and twenty-four weeks ended June 20, 1998 occurred primarily because goodwill related to the Delchamps acquisition is deductible for financial reporting purposes but not for income tax purposes.


LIQUIDITY AND CAPITAL RESOURCES

Historically, the Company has funded its working capital requirements, capital expenditures and other needs principally from operating cash flows. Due to the merger and acquisition of Delchamps, however, the Company has become highly leveraged and has certain restrictions on its operations. At June 19, 1999, Jitney-Jungle had $654,243 of total long-term commitments (including long-term debt, capitalized leases and restructuring obligations) and a shareholders deficit of $234,466.

The Company's principal uses of liquidity have been to fund working capital, meet debt service requirements and finance Jitney-Jungle's strategic plans. The Company's principal sources of liquidity have been cash flow from operations and borrowings under the Senior Credit Facility. Outstanding borrowings at June 19, 1999 were $141,618 under the Senior Credit Facility.

Cash used in operating activities was $12,623 and $7,434 during the twenty-four week period ended June 19, 1999 and June 20, 1998, respectively. The increase in the cash used in operating activities was primarily attributable to reduced accounts payable and increased inventory levels (new and remodeled stores), partially offset by the collection of income tax refunds, notes and accounts receivable.

Net cash used in investing activities was $21,190 and $29,781 for the twenty-four week period ended June 19, 1999 and June 20, 1998, respectively. Two new stores and six remodels were completed during the twenty-four week period ended June 19,1999. Cash used in investing activities included amounts associated with the purchase of Delchamps, Inc. in the prior year.

Net cash provided by financing activities was $25,743 and $35,230 for the twenty-four week period ended June 19, 1999 and June 20, 1998, respectively. The principal sources of funds in financing activities for both periods were borrowings under the Senior Credit Facility.

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

To enable the Company to acquire tangible assets including inventory, on July 26, 1999, the Company entered into a new $50 million credit facility which is secured by a second lien on substantially all of the Company's assets. The company believes that the New Facility will enable the Company to meet all of its tangible asset needs and provide additional liquidity.

An important factor in the Company's liquidity is its relationship with its trade suppliers. Although the Company recently experienced some decline in its trade terms, management believes that the Company's credit terms with its major suppliers are consistent in the aggregate with those terms offered throughout the industry. Management anticipates that it will recover some of the more favorable trade terms it recently lost and thereafter management does not expect that there will be any significant change in the aggregate in credit terms with its major suppliers in the future. However, if credit is curtailed, the Company's liquidity would decrease.

The Company's expenditures to comply with environmental laws and regulations at its grocery stores primarily consist of those related to remediation of underground storage tank leaks and spills and retrofitting chlorofluorocarbon ("CFC") chiller units. The Company's unreimbursed cost for remediation at the 16 facilities which have had leaks or spills has not been material. All significant required expenditures in connection with the cleanup of such leaks and spills have been made at such locations except at one location which is undergoing remediation and four locations which are being monitored only. In addition, the Company has obtained insurance coverage for bodily injury, property damage and corrective action expenses resulting from releases of petroleum products from underground storage tanks during the covered period at all 58 locations. The Company spent $5,000, $5,000, $170,000, $130,000, $914,000 and $468,000 for retrofitting CFC-
containing chiller units during the second quarter of 1999, first quarter of 1999, fiscal 1998, 1997 stub, fiscal 1997 and fiscal 1996, respectively. Between approximately $175,000 and $200,000 in total expenditures are contemplated for retrofitting the CFC units in fiscal 1999. All expenditures necessary to upgrade all Pump and Save tanks to comply with 1998 tank standards were completed in fiscal 1998.
These regulatory compliance costs are not covered by insurance.


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






YEAR 2000


	During calendar years 1996, 1997 and 1998, the Company's Information Services Department conducted an extensive information services system review of all primary systems, such as financial, payroll, human resources, employee benefits, purchasing, merchandising, retail/pricing, warehousing and store management as well as secondary systems such as catering, damage reclamation and loss prevention. This review evaluated these systems in terms of their Year 2000 compliance, flexibility to absorb Delchamps' operations, capacity, general efficiency, compatibility and competitive advantage. The
Information Services Department recommended, and the Company is implementing, the replacement or upgrading of all the Company's primary and secondary systems, most of which were 10 to 15 years old. From March 1997 to June 19, 1999, the Company spent, excluding license fees, approximately $3,200,000 to replace its financial, payroll, human resources and employee benefits systems. The Company's other primary systems (purchasing, merchandising, retail/pricing, warehousing and store management) are scheduled to be replaced and/or remediated by the end of October, 1999, at an estimated cost of $3,900,000, at which time all potential Year
2000 problems in the Company's primary systems should be resolved. Although the Company's operations are not dependent on its secondary systems, the Company has been upgrading these systems and anticipates completing that project by the end of October 1999, at which time all potential Year 2000 problems in the Company's secondary systems should be resolved. No assurances can be given, however, that all Year 2000 problems will be effectively resolved on schedule or before the Year 2000. Any such problems, if not resolved, could have a material adverse effect on the Company's business, financial condition and results of operations.

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


None.


ITEM 5.  OTHER INFORMATION


None.



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

       Exhibit No.
       --------------

	   *4.15 Term Loan Agreement dated July 26, 1999 by and among A.G. Capital Funding Partners, L.P., Company, Silver Oak Capital, L.L.C., and Northwoods Capital, Limited and the Company

	   *4.16   Amendment and Waiver Agreement No. 7 to the
		   Amended and Restated Revolving Credit Agreement dated September 15, 1997 by and among Fleet Capital Corporation and the Company

	   *4.17 Intercreditor Agreement dated July 26, 1999 between Fleet Capital Corporation and Silver Oak Capital, L.L.C., as acknowledged by the Company


	   *27.1   Financial Data Schedule


		   * Filed herewith.


(b)  Reports on Form 8-K

	On June 11, 1999, the Company filed a Current Report on Form 8-K announcing the resignation of Michael E. Julian, Chairman of the Board and Chief Executive Officer, and Richard D. Coleman, Chief Financial Officer. The Company named Ronald E. Johnson as Chief Executive Officer and reappointed David R. Black as Chief Financial Officer.















				SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



				JITNEY-JUNGLE STORES OF AMERICA, INC.
										     (Registrant)


				/s/ David R. Black
				--------------------
				David R. Black
				Senior Vice President,
				Chief Financial Officer



Dated: August 3, 1999